Form 10QSB
period 2000-06-30
EACCELERATION CORP
filed 2000-09-28
CIK 1098862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM      TO
                                                 ----   -----

                        COMMISSION FILE NUMBER: 000-29869


                               EACCELERATION CORP.
       (Exact name of small business issuer as specified in its charter)


                DELAWARE                           91-2006409
      (State or other jurisdiction                (IRS Employer
     of incorporation or organization)        Identification Number)

                1223 NW FINN HILL ROAD, POULSBO, WASHINGTON 98730
                    (Address of principal executive offices)

                                 (360) 697-9260
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,300,000 shares of Common Stock, as of September 27, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
                                                                           -----

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed  consolidated  balance sheet as of
  December 31, 1999 and June 30, 2000 (unaudited) . . . . . . . . . . . . .    3
Condensed consolidated  statements of income for
  the three and six months ended June 30, 1999 and 2000 (unaudited) . . . .    4
Condensed consolidated statements of cash flows
  for the six months ended June 30, 1999 and 2000 (unaudited) . . . . . . .    5
Consolidated notes to condensed financial statements (unaudited). . . . . .    6


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations . . . . . . . . . . . . . . . . . . . . .    9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 2.  Changes in Securities and Use of Proceeds. . . . . . . . . . . . .   17
Item 3.  Defaults upon Senior Securities. . . . . . . . . . . . . . . . . .   17
Item 4.  Submissions of Matters to a Vote of Security Holders . . . . . . .   17
Item 5.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . .   17
Item 6.  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . .   17

SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                        December 31,          June 30,
                                                                            1999                2000
                                                                        ------------         -----------
                                                                                             (unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . .           $    329,483         $   605,831
  Accounts receivable, net of allowance for doubtful
    accounts of $46,750 and $75,000   . . . . . . . . . . . .                857,490             900,366
  Other current assets. . . . . . . . . . . . . . . . . . . .                108,891              44,264
                                                                        ------------         -----------
    Total current assets. . . . . . . . . . . . . . . . . . .              1,295,864           1,550,461

Property and equipment, net . . . . . . . . . . . . . . . . .                102,141             122,861
Patents and trademarks, net . . . . . . . . . . . . . . . . .                 80,216              73,884
Deferred offering costs . . . . . . . . . . . . . . . . . . .                333,546             580,063
Long-term receivable. . . . . . . . . . . . . . . . . . . . .                 52,415              83,830
                                                                        ------------         -----------

                                                                        $  1,864,182         $ 2,411,099
                                                                        ============         ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities. . . . . . . . . .           $    879,833         $ 1,171,982
                                                                        ------------         -----------

Stockholders' equity:
  Common stock, par value $.0001; 100,000,000 shares
    authorized; 34,300,000 shares issued and outstanding
    at December 31, 1999 and June 30, 2000 (unaudited). . . .                  3,430               3,430
Additional paid-in capital. . . . . . . . . . . . . . . . . .                350,205             467,375
Retained earnings . . . . . . . . . . . . . . . . . . . . . .                630,714             768,312
                                                                        ------------         -----------

Total stockholders' equity  . . . . . . . . . . . . . . . . .                984,349           1,239,117
                                                                        ------------         -----------


                                                                        $  1,864,182         $ 2,411,099
                                                                        ============         ===========




     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                Three Months Ended June 30,          Six  Months  Ended June 30,
                                                    1999           2000                  1999           2000
                                                ------------   ------------          ------------   ------------
                                                        (unaudited)                          (unaudited)
Revenues:
  License                                       $   491,421    $    700,775          $    847,729   $  1,015,453
  Internet                                          579,273       1,205,188               789,025      2,821,628
                                                -----------    ------------          ------------   ------------
                                                  1,070,694       1,905,963             1,636,754      3,837,081
                                                -----------    ------------          ------------   ------------

Cost and expenses:
  Software development
    and products                                    291,562         352,895               491,718        683,535
  Sales and marketing                               615,213       1,214,756               871,446      2,482,177
  General and administrative                        116,076         302,018               223,741        535,785
                                                -----------    ------------          ------------   ------------

                                                  1,022,851       1,869,669             1,586,905      3,701,497
                                                -----------    ------------          ------------   ------------

Income from operations                               47,843          36,294                49,849        135,584
                                                -----------    ------------          ------------   ------------

Other income                                          1,238           1,365                 2,560          2,140
                                                -----------    ------------          ------------   ------------

Net income                                      $    49,081    $     37,659          $     52,409   $    137,724
                                                ===========    ============          ============   ============
Earnings per common share --
  Basic and Diluted                             $     0.001    $      0.001          $      0.002   $      0.004
                                                ===========    ============          ============   ============

Weighted average shares outstanding --
  Basic                                                          34,300,000                           34,300,000
                                                               ============                         ============
  Diluted                                                        34,434,319                           34,434,319
                                                               ============                         ============

Pro forma financial data (unaudited):

    Pro forma income before tax                                $     78,159                         $    178,224
                                                               ============                         ============

    Pro forma net income                                       $     51,585                         $    117,628
                                                               ============                         ============

Pro forma earnings per common share --
        Basic                                                  $      0.002                         $      0.003
                                                               ============                         ============
        Diluted                                                $      0.001                         $      0.003
                                                               ============                         ============






     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             Six Months Ended June 30,
                                                                 1999           2000
                                                             ------------   ------------
                                                                     (unaudited)

Cash flows from operating activities:
Net income                                                   $     52,409   $    137,724
Adjustments to reconcile net income to net
   cash provided by operating activities:
       Depreciation and amoritization                              12,078         28,268
       Provision for bad debt                                      15,000         28,250
       Value of stock options issued                                    -         65,170
       Fair value of officer services                              52,000         52,000
       Changes in operating assets and liabilities:
         Accounts receivable                                      (79,320)       (71,126)
         Other current assets                                           -         64,627
         Accounts payable and accrued liabilities                 433,309        292,149
                                                             ------------   ------------
       Net cash provided by operating activities                  485,476        597,062
                                                             ------------   ------------

Cash flows from investing activities:
  Purchases of equipment                                          (67,378)       (42,656)
  Long term receivable                                                  -        (31,415)
                                                             ------------   ------------
       Net cash used in investing activities                      (67,378)       (74,071)
                                                             ------------   ------------

Cash flows from financing activities:
  Deferred offering costs                                               -       (246,517)
  Payments on capital lease obligations                            (5,833)             -
  Distribution to shareholders                                   (345,988)          (126)
                                                             ------------   ------------
      Net cash used in financing activities                      (351,821)      (246,643)
                                                             ------------   ------------

Net increase in cash and cash equivalents                          66,277        276,348
Cash and cash equivalents at beginning of period                  239,193        329,483
                                                             ------------   ------------
Cash and cash equivalents at end of period                   $    305,470   $    605,831
                                                             ============   ============




     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of eAcceleration Corp. (the "Company") and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2, as amended, as declared effective by the Securities and Exchange Commission on August 14, 2000 (the "Registration Statement").

NOTE 2 - EARNINGS PER SHARE

The table set forth below reconciles the components of the basic net income per share calculation to the diluted net income per share.

                                                                June 30,
                                                                --------
                                                       1999                 2000
                                                       ----                 ----
Weighted average shares outstanding -
    Basic                                          34,300,000            34,300,000

Effect of dilutive stock options                            -               134,319
                                                   ----------            ----------
Weighted average shares outstanding -
    Diluted                                        34,300,000            34,434,319
                                                   ==========            ==========


NOTE 3 - DEFERRED OFFERING COSTS

The Company is engaged in an initial public offering (the "Offering") of its common stock pursuant to the Registration Statement. In connection with the Offering, the Company has incurred various costs, both direct and deferred.

The Company capitalizes its direct Offering costs. At June 30, 2000, deferred Offering costs consisted of the following:

     Legal fees and expenses             $    380,698
     Accounting fees and expenses             105,680
     Blue Sky fees and expenses                48,466
     Printing and engraving                    10,470
     Other                                     34,749
                                         ------------
         Total                           $    580,063
                                         ============

At June 30, 2000, amounts due for direct costs incurred in connection with the Offering were $344,480.

                               EACCELERATION CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - SEGMENT AND OTHER INFORMATION

During the three and six months ended June 30, 1999 and 2000, revenues from licensing were derived in Asia, and Internet advertising revenues were derived from customers located in the United States. Revenues by geographic region are as follows for the three and six months ended June 30, 1999 and 2000:

                             Three Months Ended June 30,     Six  Months Ended  June 30,
                             ---------------------------     ---------------------------
                                 1999           2000             1999           2000
                             ------------   ------------     ------------   ------------
    Asia                     $    491,421   $    700,775     $    847,729   $  1,015,453
    U.S.                          579,273      1,205,188          789,025      2,821,628
                             ------------   ------------     ------------   ------------
        Total revenue        $  1,070,694   $  1,905,963     $  1,636,754   $  3,837,081
                             ------------   ------------     ------------   ------------

During the three months ended June 30, 1999 and 2000, revenues from one unaffiliated customer, Pointe Control, accounted for 46% and 16%, respectively, of the Company's total revenues; this customer also accounted for 100% and 42%, respectively of the Company's licensing revenues in those same periods.

During the six months ended June 30, 1999 and 2000, revenues from Pointe Control accounted for 52% and 16%, respectively, of the Company's total revenues; they also accounted for 100% and 60%, respectively, of the Company's licensing revenues in those same periods.

During the three months ended June 30, 2000, another unaffiliated company, Sourcenext Corporation, accounted for 21% of total revenues, and 58% of the Company's licensing revenues. This customer began purchasing from the Company in May 2000.


NOTE 5 - CONTRACTS

POINTE CONTROL

On May 26, 2000, the Company's distribution agreement with Pointe Control was terminated with no further obligations. Revenues generated under the Pointe Control agreement for the three and six month periods ended June 30, 1999 were $491,421 and $847,729, respectively, and for the three and six month periods ended June 30, 2000 were $295,775 and $610,453 respectively. No bonus payments were received in connection with this contract.

SOURCENEXT CORPORATION

On May 26, 2000, the Company replaced the Pointe Control agreement with a distribution agreement with Sourcenext Corporation, the beneficiary of the Pointe Control agreement. The Sourcenext agreement provides for 24 consecutive monthly payments of $75,000 beginning in June 2000. Under the Sourcenext agreement, the Company will also receive an additional $75,000 per product for a total of 24 products that the Company delivers under the terms of the agreement, during the same 24-month period. Additionally, the Sourcenext agreement provides for up to five bonus payments of $400,000 each if sales of certain of the Company's software products reach "top product" status. "Top product" status is based on sales totals as determined by a weekly Japanese online industry report set forth in the agreement. Under the Sourcenext agreement, a product receives two points for being in the top ten on the industry report's best seller's list, and one point for being ranked eleven through twenty on this list. Once a product has accumulated 18 points, it has achieved "top product" status.

The Company records revenue using the percentage-of-completion method for each software product deliverable. Based on the percentage-of-completion method, the Company recorded $405,000 in revenues for the three month period ended June 30, 2000.

                               EACCELERATION CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as the Company with fiscal years that begin between December 16, 1999 and March 15, 2000, portions of SAB No. 101 become effective for the fourth quarter of 2000. The Company believes that adopting these portions of SAB No. 101 will not have a material effect on the Company's financial position or overall trends in results of operations.

NOTE 7 - SUBSEQUENT EVENTS

The Registration Statement became effective on August 14, 2000. Pursuant to the Registration Statement, 3,000,000 shares of common stock were registered for sale and the Company, through its officers and directors, is offering a minimum of 400,000 shares and a maximum of 3,000,000 of its shares in a direct participation offering. Until the Company has sold at least 400,000 shares, it will not accept subscriptions for any shares. Subscription funds are deposited in an interest-bearing escrow account. If the Company is unable to sell the minimum number of shares in accordance with the Registration Statement, it will return all funds, with interest, to subscribers. The offering will remain open until all shares offered are sold or nine months after the date of the Company's prospectus, except that the Company will have only 180 days to sell at least the first 400,000 shares. As of September 28, 2000, the Company has not yet sold the required minimum number of shares and, thus, it has not yet accepted subscriptions or realized any proceeds from the Offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB includes "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions and the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, those factors set forth below under "Factors Affecting Future Operating Results" and in our other filings with the Securities and Exchange Commission.

     Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

     UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE REFER TO EACCELERATION CORP. AS "WE," "US" OR "OUR".

     The following discussion should be read with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our registration statement on Form SB-2, as amended, as declared effective to the SEC on August 14, 2000.

GENERAL

     We are a provider of online direct marketing services, advertising solutions and proprietary software. We combine Internet-based direct marketing and advertising services with programs that reward consumers with free software when they use our designated homepage as their Internet browser's starting page. We provide flexible marketing solutions for our Internet advertising and marketing clients. We intend to leverage our developing homepage subscriber base and our targeting capabilities to offer our internet advertising and marketing clients customized, targeted advertising solutions designed to improve advertisement response rates and reduce their cost of acquiring new customers. We also license localized versions of our software products for distribution in Asia to software customers who cannot obtain our software for free on our websites.

     In 1999, our revenues were derived primarily from our software development and licensing contracts with Pointe Control for distribution in Asia. In 1999, we diversified our revenue stream to include Internet advertising from our websites. In 2000, our Internet advertising fees continued to increase to enable us to be less dependent on software licensing. We intend to increase our future revenues by concentrating on increasing our Internet revenues.

     Under the terms of our former distribution agreement with Pointe Control and current distribution agreement with Sourcenext, we granted an unlimited license to sell the software in Japan as specified under such agreements. This does not materially affect our operations attributed to offering software free on our websites. This license only applies to localized, Japanese versions of the software, and not the English versions which are available for free on our websites. Additionally, users in Japan generally cannot run the free English-language versions on their operating systems.


THREE MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUES

     Our revenues increased $835,269 or 78% from $1,070,694 during the three months ended June 30, 1999, to $1,905,963 during the three months ended June 30, 2000, primarily due to an increase of $625,915 or 108% in our Internet advertising and marketing revenues to $1,205,188 in the June 2000 three-month period from $579,273 in the

June 1999 three-month period. This increase is due to our efforts to expand our customer base by marketing a wide variety of advertising options available on the Internet. Revenues from software licensing also increased $209,354 or 43% from $491,421 during the June 1999 three-month period, to $700,775 during the June 2000 three- month period. Software license revenues were derived from a license agreement with Pointe Control in Asia during the June 1999 three-month period and the period between April 1, 2000 and May 26, 2000. Between May 26, 2000 and June 30, 2000, software license revenues were derived from another contract as explained below. Both contracts were accounted for using the percentage-of-completion method. We had no domestic revenues from software licensing during the June 1999 or June 2000 three-month periods.

     During the June 2000 three-month period, we also recognized software license revenues in Asia from a distribution agreement that we entered into with Sourcenext Corporation as of May 26, 2000, that replaced our distribution agreement with Pointe Control. Sourcenext is a Japanese company that was the beneficiary of our previous distribution agreement with Pointe Control. The agreement with Sourcenext provides for the production and license of 24 specified new software products and 24 consecutive monthly payments of $75,000 beginning in June 2000. Additionally, we are entitled to receive $75,000 for each of the 24 products that we deliver under the terms of this agreement during this 24-month period.

     During 1999, we commenced Internet revenue sharing programs with several other companies, under which we were to receive a portion of such other companies' sales originating from our websites ranging from 3% to 50%. No significant revenue sharing programs have been commenced in the current year. Our revenues derived from revenue sharing programs during the three months ended June 30, 1999 and 2000 have been inconsequential.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

     Software development and product costs increased $61,333 or 21% from $291,562 during the June 1999 three-month period to $352,895 in the June 2000 three-month period, primarily due to our expansion during the June 2000 three month period, including an increase in employees as compared to this prior year period. We expect our Internet development activities to continue to increase significantly as we increase our emphasis on generating Internet advertising and marketing revenues.

SALES AND MARKETING EXPENSES

     Our sales and marketing expenses increased by $599,543 or 97% from $615,213 during the June 1999 three-month period to 1,214,756 during the June 2000 three-month period primarily due to an increase in Internet advertising expenses in order to generate traffic to our websites, which in turn generated increased Internet advertising and marketing revenues. Internet advertising expenses incurred in the June 1999 three-month period were $510,882, and such expenses increased by $501,227 or 98% to $1,012,109 in the June 2000 three-month period. We do not have any material commitments to purchase banner space or other advertising space from any of our vendors. We typically enter into short-term purchase agreements with our suppliers, and such agreements are cancelable by either party at short notice.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $185,942 or 160% from $116,076 during the June 1999 three-month period to $302,018 in the June 2000 three-month period, largely due to increases in Internet communications-related expenses and salaries and wages. We anticipate that legal and professional fees, salaries and wages, and general office expenses, will increase significantly to provide for infrastructure necessary to administer a growing public company.

FUTURE RESULTS

     As we continue to increase our emphasis on Internet advertising and marketing revenue and focus on significantly increasing the flow of traffic to our websites, we may experience operating losses as we develop, produce and distribute additional products and services, de-emphasize other products and services and continue to develop our business. As a result, we may not be able to maintain our historical profitability.

SIX MONTHS ENDED JUNE 30, 1999 AND 2000

REVENUES

     Our revenues increased $2,200,327 or 134% from $1,636,754 during the six months ended June 30, 1999, to $3,837,081 during the six months ended June 30, 2000, primarily due to an increase of $2,032,603 or 258% in our Internet advertising and marketing revenues to $2,821,628 in the June 2000 six-month period from $789,025 in the June 1999 six-month period. This increase is due to our efforts to expand our customer base by marketing a wide variety of advertising options available on the Internet. Revenues from software licensing also increased $167,724 or 20% from $847,729 during the June 1999 six-month period, to $1,015,453 during the June 2000 six-month period. Software license revenues were derived from a license agreement with Pointe Control in Asia during the June 1999 and part of the June 2000 six-month periods, and were recognized using the percentage-of-completion method. During the three months ended June 30, 2000, we also recognized software license revenues in Asia from our agreement with Sourcenext Corporation. We had no domestic revenues from software licensing during the June 1999 or June 2000 six-month periods. Our revenues derived from revenue sharing programs during the six months ended June 30, 1999 and 2000 have been inconsequential.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

     Software development and product costs increased $191,817 or 39% from $491,718 during the June 1999 six- month period to $683,535 in the June 2000 six-month period, due to our expansion during the June 2000 six month period, including an increase in employees as compared to the prior year period. We expect our Internet development activities to continue to increase significantly as we increase our emphasis on generating Internet advertising and marketing revenues.

SALES AND MARKETING EXPENSES

     Our sales and marketing expenses increased by $1,610,731 or 185% from $871,446 during the June 1999 six month period to 2,482,177 during the June 2000 six-month period primarily due to an increase in Internet advertising expenses in order to generate traffic to our websites, which in turn generated increased Internet advertising and marketing revenues. Internet advertising expenses incurred in the June 1999 six-month period were $725,683, and such expenses increased by $1,375,887 or 190% to $2,101,570 in the June 2000 six-month period. We do not have any material commitments to purchase banner space or other advertising space from any of our vendors. We typically enter into short-term purchase agreements with our suppliers, and such agreements are cancelable by either party at short notice.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $312,044 or 139% from $223,741 during the June 1999 six-month period to $535,785 in the June 2000 six-month period, largely due to increases in Internet communications-related expenses and salaries and wages. We anticipate that legal and professional fees, salaries and wages, and general office expenses will increase significantly to provide for infrastructure necessary to administer a growing public company.

We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair value, no compensation expense relating to these options was charged to operations in the six months ended June 30,

1999. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility, among other factors. Accordingly, we recorded $0 and $65,170 of compensation expense during the first six months of 1999 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

     During the periods reported, we generated sufficient cash flows from operations to support our business. During the six months ended June 30, 1999 and 2000, we generated cash flows from operations of $485,476 and $597,062, respectively. The increase in net income was partially offset by increases in accounts receivable which required the use of additional operating cash flows in 1999 and 2000.

     At June 30, 2000, we had cash and cash equivalents of $605,831 and working capital of $378,479. We intend to continue to utilize our resources in 2000 for software development; developing, marketing and advertising our Internet presence; to finance the higher level of accounts receivable necessary to support our anticipated increase in revenues; and for capital expenditures, including the purchase of computer equipment and software. However, our working capital requirements may change depending upon numerous factors, including, among others, the need to expand our website traffic through increased amounts of free software downloads and Internet advertising. We believe that our existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet our currently anticipated liquidity and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that we will be successful in attaining our revenue goals, nor that attaining such goals will have the desired effect on our cash resources. We have no long-term debt; however, we believe that credit facilities may be available to us.

     We are engaged in an initial public offering of our common stock and there can be no assurance that we will be able to sell the minimum number of shares offered in the offering, in which case we will be unable to accept any funds from the offering. Further, even if we complete this offering, we may be required to raise additional funds after the offering, especially if we only sell the minimum number of shares and, as a result, do not have the proceeds necessary to implement our business plans to the extent we most desire. There can be no assurance that we will be able to raise funds in our initial public offering or that any additional financing will be available when needed or that if available, such financing will include terms favorable to us or our stockholders. If we are unable to complete our initial public offering and if alternative financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

     Under our distribution agreement with Sourcenext, in addition to 24 consecutive monthly payments of $75,000, we will receive during such 24-month period $75,000 for each of the 24 products that we deliver under the terms of the agreement. Based on our historical success in producing new software products under the Pointe Control agreement, we believe that it is likely that we will continue to produce and deliver the products as required by the Sourcenext agreement. We cannot make any assurances that we will be successful, however, and in the event we do not produce new products in a timely manner, we will not receive, or continue to receive the conditional $75,000 payments per product. Failure to receive a significant amount of the payments from Sourcenext would have a materially adverse effect on our financial position, operations and cash flows.

CUSTOMER CONCENTRATION

     During the six months ended June 30, 1999, MediaRing, Inc., an Internet advertising and marketing client, accounted for 13% of our total revenue and 27% of our Internet advertising and marketing revenue. MediaRing did not account for any of our revenue in 2000 because it began to be more economically beneficial for us to enter into agreements with other advertisers instead. During the six months ended June 30, 2000, another customer, CoolSavings, accounted for 18% of our total revenue and 24% of our Internet advertising revenue. If one or more of our large customers ceases operations or otherwise abruptly ceases or reduces their business with us, our results of operations, cash flows and liquidity could be adversely affected.

SUPPLIER CONCENTRATION

     We are dependent on products and services provided by a variety of Internet suppliers, most of which have month-to month agreements with us. For the six months ended June 30, 1999, four advertising vendors, BURST! Media, Flycast, Adauction.com, and Skyline Network Technologies, accounted for 23%, 17%, 7%, and 7%, respectively, of our total Internet media purchases. For the six months ended June 30, 2000, five advertising vendors, Adsmart, Adauction.com, Double Click, One Media Place and Global Market Ltd., accounted for 27%, 11%, 9%, 8% and 8%, respectively, of our total Internet media purchases. Many of these suppliers have reported significant financial losses and may not continue operations in the long term. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate advertising space through the termination of our agreements with suppliers or the significant increase in the cost of supplies would likely hinder our ability to attract users to our websites and as a result, would have an adverse effect on our results of operations, cash flows and liquidity.

INCOME TAXES AND S-CORPORATION DISTRIBUTION

     During the periods presented, we were not subject to federal and state income taxes since we elected to be taxed as an S-corporation. Accordingly, we reported income on our stockholders' personal income tax return. Immediately prior to the initial closing of our initial public offering, we will begin to be taxed as a separate legal entity under C-corporation status. The estimated federal income tax rate for our company is approximately 34%. At present, the State of Washington does not impose income taxes on corporations but does impose a business and occupation tax on corporations conducting business in the State of Washington.

     In connection with the Sourcenext Corporation agreement, we are subject to a 10% withholding tax in Japan on software licenses sold in that country. Payments are received net of the withheld tax from Sourcenext, our Japanese customer. Currently, under our S-corporation status, these payments are not considered deductible expenses, and flow through to our stockholders' personal returns, as we are not subject to income tax. We are currently reporting these amounts as "general and administrative" expenses.

     After we become a C-corporation, all future tax payments will then become tax credits on our federal tax return. The withholding tax will produce a deferred tax asset and may be offset against future taxable income. For the three and six-month periods ended June 30, 2000, the income tax expense on a pro forma basis would be approximately $27,000 and $61,000, respectively.

     The condensed consolidated statements of income for the six months ended June 30, 2000, included in the financial statements included in this quarterly report on Form 10-QSB include pro forma income before tax, net income, and basic and diluted earnings per share, assuming we were taxed as a C-corporation at the 34% federal income tax rate at the beginning of such reporting periods. We anticipate that immediately prior to the first closing of our initial public offering, we will make a distribution to our existing stockholders equal to the amount that our total stockholders' equity exceeds $578,750 on the date of such distribution.

FACTORS AFFECTING FUTURE OPERATING RESULTS

THE MAJORITY OF OUR CONTRACTS WITH OUR INTERNET ADVERTISING CUSTOMERS HAVE MONTH-TO-MONTH TERMS, AND THE LOSS OF A SIGNIFICANT NUMBER OF THESE CONTRACTS IN A SHORT PERIOD OF TIME COULD HARM OUR BUSINESS.

     As of June 30, 2000, over 90% of our Internet advertising contracts could be terminated by either party with several days notice. The loss of a significant number of these contracts in any period could result in an immediate and significant decline in our revenues and cause our business to suffer.

A SIGNIFICANT PERCENTAGE OF OUR INTERNET ADVERTISING AND MARKETING REVENUES
ARE DERIVED FROM ONLY A SMALL NUMBER OF INTERNET ADVERTISING AND MARKETING CUSTOMERS, AND THE INABILITY TO CONTINUE OUR RELATIONSHIP WITH ANY OF THEM COULD ADVERSELY AFFECT US.

     During the first six months of 1999, one Internet advertising and marketing client, MediaRing, Inc., accounted for 13% of our total revenues. By late 1999 and continuing into 2000, we substantially reduced our volumes with MediaRing, Inc. During the six months ended June 30, 2000, MediaRing did not account for any of our revenues. During such period, another company, CoolSavings, accounted for 18% of our total revenues. The loss of any of our other major Internet advertising or marketing clients, a significant decrease in products or services sold to them, or an inability to collect receivables from one or more of them, could adversely affect our business, operating results and financial condition.

WE ARE DEPENDENT ON PURCHASING INTERNET ADVERTISING SPACE CURRENTLY
PROVIDED BY ONLY A SMALL NUMBER OF INTERNET ADVERTISING SUPPLIERS, MOST OF WHICH HAVE MONTH-TO-MONTH AGREEMENTS WITH US. MANY OF THESE SUPPLIERS HAVE REPORTED SIGNIFICANT FINANCIAL LOSSES, AND MAY NOT CONTINUE OPERATIONS. THE LOSS OF A SIGNIFICANT NUMBER OF THESE SUPPLIERS COULD ADVERSELY AFFECT US.

     We are dependent on products and services provided by a variety of Internet suppliers, most of which have month-to month agreements with us. For the six months ended June 30, 1999, four advertising vendors, BURST! Media, Flycast, Adauction.com and Skyline Network Technologies, accounted for 23%, 17%, 7% and 7%, respectively, of our total Internet media purchases. For the six months ended June 30, 2000, five advertising vendors, Adsmart, Adauction.com, Double Click, One Media Place and Global Market Ltd. accounted for 27%, 11%, 9%, 8% and 8%, respectively, of our total Internet media purchases. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. If there are fewer suppliers available, prices of advertising space could increase significantly, which could have a materially adverse effect on our operations.

WE MIGHT ONLY SELL THE MINIMUM NUMBER OF SHARES IN OUR INITIAL PUBLIC
OFFERING, IN WHICH CASE THE GROWTH OF OUR BUSINESS WOULD BE GREATLY LIMITED, OR LESS THAN THE MINIMUM NUMBER OF SHARES, IN WHICH CASE WE WOULD BE UNABLE TO ACCEPT ANY SUBSCRIPTIONS.

     We can have a closing and accept subscriptions for the sale of shares to investors if at least 400,000 shares have been sold, which is the minimum number of shares that may be sold in our initial public offering. In the event such minimum amount, or any amount which is significantly less than the maximum amount of 3,000,000 shares offered in the offering are sold, we may not be able to develop and market our products and services and increase our market share in markets in which we compete as aggressively as if more shares were sold. We would also not be able to take advantage of acquisition or investment opportunities as aggressively. Additionally, we would not be able to expand our operations, build a new facility or significantly increase the size of our work force and infrastructure to the extent we could if we sold more shares.

We may also be unsuccessful in selling at least 400,000 shares in the offering, particularly because our officers and directors are selling the shares in a direct participation offering, without the use of an underwriter. If we fail to sell at least 400,000 shares, we will be unable to accept any subscriptions in the offering. We could also decide, in our discretion, to not have a closing.

IF AND WHEN WE COMPLETE OUR INITIAL PUBLIC OFFERING, OUR TWO EXISTING STOCKHOLDERS WILL IN THE AGGREGATE BENEFICIALLY OWN 92.0% OF THE
OUTSTANDING SHARES OF OUR COMMON STOCK IN THE EVENT THE MAXIMUM NUMBER OF SHARES OFFERED IN OUR INITIAL PUBLIC OFFERING ARE SOLD, OR 98.9% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK IN THE EVENT THE MINIMUM NUMBER OF SHARES OFFERED IN OUR INITIAL PUBLIC OFFERING ARE SOLD AND WILL CONTINUE TO BE ABLE TO EXERCISE CONTROL OF OUR COMMON STOCK AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTEREST OF ALL STOCKHOLDERS.

     If and when we complete our initial public offering, Clint Ballard, our president and chief executive officer, and Diana T. Ballard, our chairman of the board, will in the aggregate beneficially own 92.0% of the outstanding shares of our common stock in the event the maximum number of shares offered in the offering are sold, or 98.9% of the outstanding shares of our common stock in the event the minimum number of shares offered in the offering are sold. Accordingly, Clint and Diana Ballard will be able to control the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change of control of eAcceleration, even if this change of control would benefit shareholders.

IF OUR CUSTOMERS REQUEST PRODUCTS AND SERVICES DIRECTLY FROM OUR MARKETER CLIENTS INSTEAD OF REQUESTING THE PRODUCT OR SERVICE FROM US, OUR BUSINESS COULD SUFFER.

     Our Internet advertiser and marketer clients may offer similar free products or services on their own websites that we offer on our websites. Our customers may choose to request products or services directly from our Internet advertiser and marketer clients instead of requesting the product or service from us, which would result in lower revenues to us and cause our business to suffer.

OUR QUARTERLY OPERATING RESULTS HAVE FLUCTUATED SIGNIFICANTLY IN THE PAST AND MAY CONTINUE TO DO SO IN THE FUTURE AS WE CONTINUE TO INCREASE OUR DEPENDENCE ON INTERNET ADVERTISING AND MARKETING REVENUE AND AS A RESULT, THE MARKET PRICE OF OUR COMMON STOCK MAY DECLINE.

     Our quarterly results of operations have varied in the past and are likely to continue to vary significantly from quarter to quarter in the future as we increase our emphasis on Internet advertising and marketing revenue. As a result, we believe that quarter-to-quarter comparisons of our operating results may not be meaningful and you should not rely upon them as an indication of our future performance. Our operating expenses are based on expected future revenues and are relatively fixed in the short term. If our revenues are lower than expected, we could be adversely affected. In addition, during some future periods our operating results likely will fall below the expectations of public market analysts and investors. In this event, the market price of our common stock likely would decline.

BECAUSE WE ARE UNDERGOING A SIGNIFICANT SHIFT IN OUR EMPHASIS FROM SOFTWARE DISTRIBUTION TO INTERNET ADVERTISING AND MARKETING, OUR OPERATING HISTORY MAY NOT BE INDICATIVE OF FUTURE PERFORMANCE.

     Our operating history makes predicting our future performance difficult and does not necessarily provide investors with a meaningful basis for evaluating an investment in our common stock. Although we began operations in 1987, we did not begin generating any significant revenue from Internet advertising and marketing until 1999. As a result, our performance since January 1999 is not comparable to prior periods.

WE DO NOT HOLD COLLATERAL TO SECURE PAYMENT FROM OUR ONLY SOFTWARE LICENSING CUSTOMER FROM WHOM WE DERIVE A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUE, AND IF WE FAIL TO RECEIVE PAYMENT FROM THIS CUSTOMER, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

     We do not hold collateral to secure payment on our software licensing agreement with Sourcenext Corporation, our Asian distributor. Under this agreement, Sourcenext is obligated to pay us up to $3.6 million through May 2002. Therefore, a default in payment on a significant scale could materially adversely affect our results of operations and financial condition.

IF WE ARE UNABLE TO CONTINUE TO DELIVER AND DESIGN SOFTWARE PRODUCTS TO OUR SOFTWARE DISTRIBUTION CUSTOMER AS REQUIRED BY OUR AGREEMENT WITH THIS CUSTOMER, OUR REVENUES WILL BE SIGNIFICANTLY DECREASED.

     Under our distribution agreement with Sourcenext, our software distribution customer, in addition to other payments, Sourcenext is obligated to pay us $75,000 per product delivered, for up to 24 products within two years. If we are unable to design, complete and deliver such products, we could fail to receive a significant amount of our software distribution revenue.

WE WILL HAVE BROAD DISCRETION IN THE USE OF THE NET PROCEEDS, IF ANY, FROM OUR INITIAL PUBLIC OFFERING, AND WE MIGHT USE THEM INEFFECTIVELY.

     We will have broad discretion over how we use the net offering proceeds, if any, from our initial public offering, and we could spend the proceeds in ways with which you might not agree. Our business strategy includes possible growth through acquisitions or significant investments, and we may use a substantial portion of the offering proceeds to buy or invest in businesses we have not yet identified. We cannot assure you that we will use these proceeds effectively.

IF WE ESTABLISH A BROKER-DEALER SUBSIDIARY, WE WILL BE SUBJECT TO SUBSTANTIALLY INCREASED POTENTIAL REGULATORY AND ECONOMIC LIABILITY.

     Our proposed broker-dealer subsidiary may be restricted by the NASD, other regulatory bodies and its clearing firm with respect to its ability to participate in underwritings, and we have no present intention to underwrite any securities offerings. If we decide to start underwriting offerings, we would face numerous challenges and restrictions. The broker-dealer subsidiary may incur losses if it is unable to resell any securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, we would be subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to any underwritten offerings. We do not expect that any potential liabilities relating to our proposed broker-dealer subsidiary's role as an underwriter would be covered by insurance.

IF WE ESTABLISH A BROKER-DEALER SUBSIDIARY, WE WILL BECOME SUBJECT TO CAPITAL MAINTENANCE REQUIREMENTS WHICH COULD HINDER OUR ABILITY TO CARRY OUT OUR BUSINESS EFFICIENTLY.

     If we create a broker-dealer subsidiary, we will be subject to, among other requirements, the financial capital minimums requirements of Rule 15c3-1 under the Exchange Act, which is known as the "net capital rule". The net capital rule is designed to monitor the general financial integrity and liquidity of a broker-dealer by imposing strict requirements on the amount of indebtedness which a broker-dealer may incur relative to its equity capital. In computing net capital, various adjustments are made to net worth which exclude assets which are not readily convertible into cash, and take a conservative perspective of other assets such as a broker-dealer's position in securities. The requirements provide that the broker-dealer shall maintain a minimum level of net capital and a minimum ratio of net capital to aggregate indebtedness. The particular levels vary in application depending upon the nature of the activity undertaken by the broker-dealer and the length of time it has been in business.

     The net capital rule would impose restrictions on our proposed broker-dealer subsidiary's operations and it could, in turn, impose restrictions on our operations. Compliance with the net capital rule may limit our operations and those of our proposed broker-dealer subsidiary, which require the intensive use of capital, such as underwriting commitments and principal trading activities, and will limit our ability to pay dividends. We will also have to enter into a membership agreement with the NASD that may similarly limit our activities.

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

Our registration statement (Registration No. 333-90867) under the Securities Act of 1933, in connection with our initial public offering, became effective on August 14, 2000. A total of up to 3,000,000 shares of common stock were registered for sale and, through our officers and directors, we are offering a minimum of 400,000 and a maximum of 3,000,000 of our shares in a direct participation offering. Until we have sold at least 400,000 shares, we will not accept subscriptions for any shares. All proceeds of this offering will be deposited in an interest-bearing escrow account. If we are unable to sell the minimum number of shares, we will return all funds, with interest, to subscribers. The offering will remain open until all shares offered are sold or nine months after the date of this prospectus, except that we will have only 180 days to sell at least the first 400,000 shares. As of September 28, 2000, we have not yet sold the required minimum number of shares and, thus, we have not yet accepted subscriptions or realized any proceeds from this offering. As of June 30, 2000, we have incurred expenses of $580,063 in connection with the offering.

If we sell the required minimum of 400,000 shares in the offering, we intend to accept subscriptions and the proceeds from the escrow account will be available to us. We intend to use the net proceeds of the offering (total offering proceeds net of aggregate offering expenses, which expenses will not exceed 20% of the total offering proceeds) for new product development, marketing and advertising, improvements and upgrades to our existing facilities and equipment and development of additional facilities to house our operations, personnel, computer equipment and working capital and general corporate purposes, including costs associated with future acquisitions and various other costs necessary for our ongoing operations.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits.

       Set forth below are all exhibits to this Quarterly Report on Form 10-QSB.

Number      Description
-----       -----------

27          Financial Data Schedule.

(b)    Reports on Form 8-K.

       There were no reports on Form 8-K filed during the three-month period ended June 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               EACCELERATION CORP.



Dated:  September 28, 2000          By:          /s/ Clint Ballard
                                        -------------------------------------
                                                     Clint Ballard
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


Dated: September 28, 2000           By:        /s/ E. Edward Ahrens
                                        -------------------------------------
                                                 E. Edward Ahrens
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               EACCELERATION CORP.
                                INDEX TO EXHIBITS


Number    Description
------    -----------

27        Financial Data Schedule.