Form 10QSB
period 2000-09-30
EACCELERATION CORP
filed 2000-11-14
CIK 1098862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     FOR THE TRANSITION PERIOD FROM _______TO________

                        COMMISSION FILE NUMBER: 000-29869


                               EACCELERATION CORP.
       (Exact name of small business issuer as specified in its charter)


                DELAWARE                          91-2006409
      (State or other jurisdiction                (IRS Employer
     of incorporation or organization)      Identification Number)

                1223 NW FINN HILL ROAD, POULSBO, WASHINGTON 98370
                    (Address of principal executive offices)

                                 (360) 697-9260
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,300,000 shares of Common Stock, as of November 10, 2000.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                        Pages
PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements:

Condensed consolidated balance sheet as of December 31, 1999 and
 September 30, 2000 (unaudited). . . . . . . . . . . . . . . . . . . . .    3
Condensed consolidated statements of income for the three
 and nine months ended September 30, 1999 and 2000 (unaudited) . . . . .    4
Condensed consolidated statements of cash flows for the nine months
 ended September 30, 1999 and 2000 (unaudited) . . . . . . . . . . . . .    5
Consolidated notes to condensed financial statements (unaudited) . . . .    6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations. . . . . . . . . . . . . . .    9

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . .   17
Item 2.  Changes in Securities and Use of Proceeds . . . . . . . . . . .   17
Item 3.  Defaults upon Senior Securities . . . . . . . . . . . . . . . .   17
Item 4.  Submissions of Matters to a Vote of Security Holders. . . . . .   17
Item 5.  Other Information . . . . . . . . . . . . . . . . . . . . . . .   17
Item 6.  Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . .   17

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   18

PART I.  FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                          December 31,     September 30,
                                                                              1999             2000
                                                                          ------------     -------------
                                                                                  (unaudited)
Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .   $   329,483      $   289,504
  Accounts receivable, net of allowance for doubtful
    accounts of $46,750 and $75,000 . . . . . . . . . . . . . . . . . .       857,490        1,827,729
  Other current assets. . . . . . . . . . . . . . . . . . . . . . . . .       108,891           50,676
                                                                          ------------     ------------
    Total current assets  . . . . . . . . . . . . . . . . . . . . . . .     1,295,864        2,167,909

Property and equipment, net . . . . . . . . . . . . . . . . . . . . . .       102,141          134,460
Patents and trademarks, net . . . . . . . . . . . . . . . . . . . . . .        80,216           70,718
Deferred offering costs . . . . . . . . . . . . . . . . . . . . . . . .       333,546          714,147
Long-term receivable  . . . . . . . . . . . . . . . . . . . . . . . . .        52,415             -
                                                                          ------------     ------------

                                                                          $ 1,864,182      $ 3,087,234
                                                                          ============     ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities  . . . . . . . . . . . . . .   $   879,833      $ 1,651,460
                                                                          ------------     ------------

Stockholders' equity:
 Common stock, par value $.0001; 100,000,000 shares authorized;
   34,300,000 shares issued and outstanding at December 31, 1999
   and September 30, 2000 (unaudited) . . . . . . . . . . . . . . . . .         3,430            3,430
 Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . .       350,205          543,069
 Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . .       630,714          889,275
                                                                          ------------     ------------
Total stockholders' equity  . . . . . . . . . . . . . . . . . . . . . .       984,349        1,435,774
                                                                          ------------     ------------

                                                                          $ 1,864,182      $ 3,087,234
                                                                          ============     ============




     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended             Nine Months Ended
                                                                  September 30,                  September 30,
                                                            --------------------------    --------------------------
                                                                1999          2000            1999          2000
                                                            ------------  ------------    ------------  ------------
                                                                   (unaudited)                    (unaudited)

Revenues:
    Internet                                                $   806,471   $ 1,648,522     $ 1,595,496   $ 4,470,150
    License                                                     583,115       651,000       1,430,844     1,666,453
                                                            -----------   -----------     -----------   -----------
                                                              1,389,586     2,299,522       3,026,340     6,136,603
                                                            -----------   -----------     -----------   -----------

Cost and expenses:
  Sales and marketing                                           722,265     1,266,322       1,593,711     3,748,499
  Software development
    and products                                                216,021       712,586         707,739     1,396,121
General and administrative                                      338,429       208,015         562,170       743,800
                                                            -----------   -----------     -----------   -----------


                                                              1,276,715     2,186,923       2,863,620     5,888,420
                                                            -----------   -----------     -----------   -----------

Income from operations                                          112,871       112,599         162,720       248,183
                                                            -----------   -----------     -----------   -----------

Other income                                                      1,101         8,814           3,661        10,954
                                                            -----------   -----------     -----------   -----------

Net income                                                  $   113,972   $   121,413     $   166,381   $   259,137
                                                            ===========   ===========     ===========   ===========

Earnings per common share --
   basic and diluted                                        $      .003   $      .004     $      .005   $      .008
                                                            ===========   ===========     ===========   ===========
Weighted average shares outstanding --
    basic                                                                  34,300,000                    34,300,000
                                                                          ===========                   ===========
    diluted                                                                34,434,319                    34,434,319
                                                                          ===========                   ===========

Pro forma financial data (unaudited):

    Pro forma income before tax                                           $   186,513                   $   364,737
                                                                          ===========                   ===========
    Pro forma net income                                                  $   123,099                   $   240,726
                                                                          ===========                   ===========

Pro forma earnings per common share --
    basic and diluted                                                     $      .004                   $      .007
                                                                          ===========                   ===========



     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Nine Months Ended September 30,
                                                                        -------------------------------
                                                                            1999               2000
                                                                        ------------       ------------
                                                                                  (unaudited)

Cash flows from operating activities:
Net income                                                              $   166,381        $   259,137
Adjustments to reconcile net income to net cash provided
 by operating activities:
    Depreciation and amortization                                            34,511             43,515
    Provision for bad debt                                                   30,000             28,250
    Value of stock options issued                                            55,992            114,864
    Fair value of officer services                                           78,000             78,000
    Changes in operating assets and liabilities:
      Accounts receivable                                                  (277,674)          (998,489)
      Other current assets                                                   (5,786)            58,215
      Long-term receivable                                                     -                52,415
      Accounts payable and accrued liabilities                              528,509            771,627
      Other current liabilities                                             (20,361)              -
                                                                        ------------       ------------
    Net cash provided by operating activities                               589,572            407,534
                                                                        ------------       ------------

Cash flows from investing activities:
    Purchases of equipment                                                  (75,906)           (66,336)
                                                                        ------------       ------------

Net cash used in investing activities                                       (75,906)           (66,336)
                                                                        ------------       ------------

Cash flows from financing activities:
    Deferred offering costs                                                 (46,340)          (380,601)
Distribution to shareholders                                               (339,856)              (576)
                                                                        ------------       ------------

Net cash used in financing activities                                      (386,196)          (381,177)
                                                                        ------------       ------------

Net increase in cash and cash equivalents                                   127,470            (39,979)
Cash and cash equivalents at beginning of period                            239,193            329,483
                                                                        ------------       ------------

Cash and cash equivalents at end of period                              $   366,663        $   289,504
                                                                        ============       ============




     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of eAcceleration Corp. (the "Company") and its wholly-owned subsidiary have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Registration Statement on Form SB-2, as amended, as declared effective by the Securities and Exchange Commission on August 14, 2000, including all supplements thereto (the "Registration Statement").

NOTE 2 - EARNINGS PER SHARE

The table set forth below reconciles the components of the basic net income per share calculation to the diluted net income per share.

                                                                        September 30,
                                                                ----------------------------
                                                                    1999            2000
                                                                ------------    ------------
Weighted average shares outstanding -
    Basic                                                        34,300,000      34,300,000

Effect of dilutive stock options                                     -              134,319
                                                                 ----------      ----------
Weighted average shares outstanding -
    Diluted                                                      34,300,000      34,434,319
                                                                 ==========      ==========

NOTE 3 - DEFERRED OFFERING COSTS

The Company is engaged in an initial public offering (the "Offering") of its common stock pursuant to the Registration Statement. In connection with the Offering, the Company has incurred various costs, both direct and deferred.

The Company capitalizes its direct Offering costs. At September 30, 2000, deferred Offering costs consisted of the following:

     Legal fees and expenses             $  500,835
     Accounting fees and expenses           102,355
     Blue Sky fees and expenses              49,951
     Printing and engraving                  12,813
     Other                                   48,193
                                         ----------
         Total                           $  714,147
                                         ==========

At September 30, 2000, amounts due for direct costs incurred in connection with the Offering were $458,638.

                               EACCELERATION CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 4 - SEGMENT AND OTHER INFORMATION

During the three- and nine-month periods ended September 30, 1999 and 2000, revenues from licensing were primarily derived in Asia, and Internet advertising revenues were derived from customers primarily located in the United States. Revenues by geographic region are as follows for the three- and nine-month periods ended September 30, 1999 and 2000:

                       Three Months Ended September 30,        Nine Months Ended September 30,
                       --------------------------------        -------------------------------
                           1999                2000                1999               2000
                       ------------        ------------        ------------       ------------

    Asia               $   583,115         $   651,000         $ 1,430,844        $ 1,666,453
    U.S.                   806,471           1,648,522           1,595,496          4,470,150
                       -----------         -----------         -----------        -----------
       Total revenue   $ 1,389,586         $ 2,299,522         $ 3,026,340        $ 6,136,603
                       ===========         ===========         ===========        ===========

During the three-month period ended September 30, 1999, revenues from one unaffiliated customer, Pointe Control, accounted for 42% of the Company's total revenues; this customer also accounted for 100% of the Company's licensing revenues in that same period.

During the nine-month periods ended September 30, 1999 and 2000, revenues from Pointe Control accounted for 47% and 10%, respectively, of the Company's total revenues; they also accounted for 100% and 37%, respectively, of the Company's licensing revenues in those same periods.

Additionally, during the nine-month period ended September 30, 2000, the Company began receiving revenues under a contract with another unaffiliated customer, Sourcenext Corporation, as discussed in Note 5 below. For the nine-month period ended September 30, 2000, revenues from Sourcenext accounted for 17% of total revenue and 63% of licensing revenue. During the three-month period ended September 30, 2000, Sourcenext Corporation accounted for 28% of total revenues and 100% of the Company's licensing revenues.

NOTE 5 - CONTRACTS

POINTE CONTROL

On May 26, 2000, the Company's distribution agreement with Pointe Control was terminated with no further obligations. Revenues generated under the Pointe Control agreement for the three- and nine-month periods ended September 30, 1999 were $583,115 and $1,430,844, respectively, and for the nine-month period ended September 30, 2000, revenues under this contract amounted to $610,453. No bonus payments were received in connection with this contract.

SOURCENEXT CORPORATION

On May 26, 2000, the Company replaced the Pointe Control agreement with a distribution agreement with Sourcenext Corporation, the beneficiary of the Pointe Control agreement. The Sourcenext agreement provides for 24 consecutive monthly payments of $75,000 beginning in June 2000. Under the Sourcenext agreement, the Company will also receive an additional $75,000 per product for a total of 24 products that the Company delivers under the terms of the agreement, during the same 24-month period. Additionally, the Sourcenext agreement provides for up to five bonus payments of $400,000 each if sales of certain of the Company's software products reach "top product" status. "Top product" status is based on sales totals as determined by a weekly Japanese online industry report set forth in the agreement. Under the Sourcenext agreement, a product receives two points for being in the top ten on the industry report's best seller's list, and one point for being ranked eleven through twenty on this list. Once a product has accumulated 18 points, it has achieved "top product" status. None of our products have achieved "top product" status during the nine months ended September 30, 2000.

                               EACCELERATION CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The Company records revenue using the percentage-of-completion method for each software product deliverable. Based on the percentage-of-completion method, the Company recorded $651,000 in revenues for the three-month period ended September 30, 2000 and $1,666,453 in revenues for the nine-month period ended September 30, 2000.

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

NOTE 7 - INITIAL PUBLIC OFFERING

The Registration Statement for the Company's common stock became effective on August 14, 2000. Pursuant to the Registration Statement, 3,000,000 shares of common stock were registered for sale. The Company, through its officers and directors, is offering a minimum of 400,000 shares and a maximum of 3,000,000 of its shares in a direct participation offering. Until the Company has sold at least 400,000 shares, it will not accept subscriptions for any shares. Subscription funds are deposited in an interest-bearing escrow account. If the Company is unable to sell the minimum number of shares in accordance with the Registration Statement, it will return all funds, with interest, to subscribers. The offering will remain open until all shares offered are sold or nine months after the date of the Company's prospectus, except that the Company will have only 180 days to sell at least the first 400,000 shares. As of November 10, 2000, the Company has not yet sold the required minimum number of shares and, thus, it has not yet accepted subscriptions or realized any proceeds from the Offering.

NOTE 8 - SUBSEQUENT EVENTS

In October 2000, the Company's operating subsidiary, Acceleration Software International Corporation, applied for a $300,000 line of credit with a local bank. The Company expects that amounts drawn on the line of credit will bear interest at a variable rate equal to the bank's prime rate plus .25%, and will be used for working capital, primarily to fund receivables for the software licensing segment of the Company's business. The Company anticipates that any amounts drawn from this line of credit will be secured by assets of the Company and those of its subsidiary. The bank has not yet approved this line of credit, and there is no assurance that the line of credit will be approved. See also discussion of this line of credit in the Liquidity section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

In October 2000, the Company entered into a securities purchase agreement with one of its advertising and marketing clients, Contera Corporation, whereby in exchange for $50,000, the Company purchased 10,000 shares of Contera's common stock and received warrants to purchase an additional 100,000 shares of Contera's common stock with an exercise price of $5.00 per share. The Company also received the right to purchase, for an additional $50,000, an additional 10,000 shares of Contera's common stock, and warrants to purchase an additional 100,000 shares of Contera's common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB includes "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, based upon current conditions, and based upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, those factors set forth below under "Factors Affecting Future Operating Results" and in our other filings with the Securities and Exchange Commission.

     Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward- looking statements, whether as a result of new information, future events or otherwise.

     UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE REFER TO EACCELERATION CORP. AS "WE," "US" OR "OUR".

     The following discussion should be read with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our registration statement on Form SB-2, as amended, as declared effective to the SEC on August 14, 2000, together with all supplements to the registration statement.

GENERAL

     We are a provider of online direct marketing services, advertising solutions and proprietary software. We combine Internet-based direct marketing and advertising services with programs that reward consumers with free software when they agree to use our designated homepage as their Internet browser's starting page. We provide flexible marketing solutions for our Internet advertising and marketing clients. We intend to leverage our developing homepage subscriber base and our targeting capabilities to offer our internet advertising and marketing clients customized, targeted advertising solutions designed to improve advertisement response rates and reduce their cost of acquiring new customers. We also license localized versions of our software products for distribution in Asia to software customers who cannot obtain our software for free on our websites.

     In 1999, our revenues were derived primarily from our software development and licensing contracts with Pointe Control for distribution in Asia. During 1999, we diversified our revenue stream to include Internet advertising from our websites. In 2000, our Internet advertising fees continued to increase to enable us to be less dependent on software licensing. We intend to increase our future revenues by concentrating on increasing our Internet revenues.

     Under the terms of our former distribution agreement with Pointe Control and current distribution agreement with Sourcenext Corporation, we granted an unlimited license to sell the software in Japan as specified under such agreements. This does not materially affect our operations attributed to offering software free on our websites. This license only applies to localized, Japanese versions of the software, and not the English versions which are available for free on our websites. Additionally, users in Japan generally cannot run the free English-language versions on their operating systems.

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUES

     Our revenues increased $909,936 or 65% from $1,389,586 during the 1999 third quarter, to $2,299,522 during the 2000 third quarter, primarily due to an increase of $842,051 or 104% in our Internet advertising and marketing revenues to $1,648,522 in the 2000 third quarter from $806,471 in the 1999 third quarter. This increase is due to our efforts to expand our customer base by marketing a wide variety of advertising options available on the Internet.

     Revenues from software licensing increased $67,885 or 12% from $583,115 during the 1999 third quarter, to $651,000 during the 2000 third quarter. Software license revenues were derived from a license agreement with Pointe Control in Asia during the 1999 third quarter. During the 2000 third quarter, software license revenues were derived from a contract with Sourcenext Corporation, as discussed below. Both contracts were accounted for using the percentage-of-completion method.

     During the 2000 third quarter, we recognized software license revenues in Asia from a distribution agreement that we entered into with Sourcenext Corporation as of May 26, 2000, that replaced our distribution agreement with Pointe Control. Sourcenext is a Japanese company that was the beneficiary of our previous distribution agreement with Pointe Control. The agreement with Sourcenext provides for the production and license of 24 specified new software products and 24 consecutive monthly payments of $75,000. Additionally, we are entitled to receive $75,000 for each of the 24 products that we deliver under the terms of this agreement during this 24-month period.

     During 1999, we commenced Internet revenue sharing programs with several other companies, under which we were to receive a portion of such other companies' sales originating from our websites ranging from 3% to 50%. No significant revenue sharing programs have been commenced in the current year. Our revenues derived from revenue sharing programs during the 1999 third quarter and 2000 third quarter have been inconsequential.

SALES AND MARKETING EXPENSES

     Our sales and marketing expenses increased by $544,057 or 75% from $722,265 during the 1999 third quarter to $1,266,322 during the 2000 third quarter primarily due to an increase in Internet advertising expenses in order to generate traffic to our websites, which in turn generated increased Internet advertising and marketing revenues. Internet advertising expenses incurred in the 1999 third quarter were $620,492, and such expenses increased by $725,255 or 117% to $1,345,747 in the 2000 third quarter. We do not have any material commitments to purchase banner space or other advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are cancelable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

     Software development and product costs increased $496,565 or 230% from $216,021 during the 1999 third quarter to $712,586 in the 2000 third quarter, primarily due to our expansion during the 2000 third quarter, including an increase in employees as compared to this prior year period. We expect our Internet development activities to continue to increase significantly as we increase our emphasis on generating Internet advertising and marketing revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses decreased $130,414 or 39% from $338,429 during the 1999 third quarter to $208,015 in the 2000 third quarter, due primarily to the existence of extraordinary expenses in the 1999 third quarter that did not exist in the 2000 third quarter, such as those incurred in connection with a two-year audit, increased use of outside software consultants, as well as a change in the allocation of our business segments in

2000. We anticipate that legal and professional fees, salaries and wages, and general office expenses, will increase significantly to provide for infrastructure necessary to administer a growing company.

FUTURE RESULTS

     As we continue to increase our emphasis on Internet advertising and marketing revenue, and focus on significantly increasing the flow of traffic to our websites, we may experience operating losses as we develop, produce and distribute additional products and services, de-emphasize other products and services and continue to develop our business. As a result, we may not be able to maintain our historical profitability.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 2000

REVENUES

     Our revenues increased $3,110,263 or 103% from $3,026,340 during the first three quarters of 1999, to $6,136,603 during the first three quarters of 2000, primarily due to an increase of $2,874,654 or 180% in our Internet advertising and marketing revenues to $4,470,150 in the first three quarters of 2000 from $1,595,496 in the first three quarters of 1999. This increase is due to our efforts to expand our customer base by marketing a wide variety of advertising options available on the Internet.

     Revenues from software licensing also increased $235,609 or 16% from $1,430,844 during the first three quarters of 1999, to $1,666,453 during the first three quarters of 2000. Software license revenues were derived from a license agreement with Pointe Control in Asia during the first three quarters of 1999 and part of the first three quarters of 2000. During the 2000 third quarter and the first three quarters of 2000, we also recognized software license revenues in Asia from our agreement with Sourcenext Corporation. Revenues under both contracts were recognized using the percentage-of-completion method. Our revenues derived from revenue sharing programs during the first three quarters of 1999 and 2000 have been inconsequential.

SALES AND MARKETING EXPENSES

     Our sales and marketing expenses increased by $2,154,788 or 135% from $1,593,711 during the first three quarters of 1999 to $3,748,499 during the first three quarters of 2000 primarily due to an increase in Internet advertising expenses in order to generate traffic to our websites, which in turn generated increased Internet advertising and marketing revenues. Internet advertising expenses incurred in the first three quarters of 1999 were $1,346,175, and such expenses increased by $2,101,142 or 156% to $3,447,317 in the first three quarters of 2000. We do not have any material commitments to purchase banner space or other advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are cancelable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

     Software development and product costs increased $688,382 or 97% from $707,739 during the first three quarters of 1999 to $1,396,121 in the first three quarters of 2000, due to our expansion during the first three quarters of 2000, including an increase in employees as compared to the prior year period. We expect our Internet development activities to continue to increase significantly as we increase our emphasis on generating Internet advertising and marketing revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $181,630 or 32% from $562,170 during the first three quarters of 1999 to $743,800 in the first three quarters of 2000, largely due to increases in Internet communications-related expenses and salaries and wages. We anticipate that legal and professional fees, salaries and wages, and general office expenses will increase significantly to provide for infrastructure necessary to administer a growing company.

     We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the first three quarters of 1999 or 2000. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility, among other factors. Accordingly, we recorded $55,992 and $114,864 of compensation expense during the first three quarters of 1999 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

     During the periods reported, we generated sufficient cash flows from operations to support our business. During the first three quarters of 1999 and 2000, we generated cash flows from operations of $589,572 and $407,534, respectively. The increase in net income was partially offset by increases in accounts receivable which required the use of additional operating cash flows in 1999 and 2000.

     At September 30, 2000, we had cash and cash equivalents of $289,504 and working capital of $516,449. We intend to continue to utilize our resources in 2000 for software development; developing, marketing and advertising our Internet presence; to finance the higher level of accounts receivable necessary to support our anticipated continued increase in revenues; and for capital expenditures, including the purchase of computer equipment and software. However, our working capital requirements may change depending upon numerous factors, including, among others, the need to expand our website traffic through increased amounts of free software downloads and Internet advertising. We believe that our existing cash and cash equivalents and cash generated from operations, if any, should be sufficient to meet our currently anticipated liquidity and capital expenditure requirements for at least the next twelve months. There can be no assurance, however, that we will be successful in attaining our revenue goals, nor that attaining such goals will have the desired effect on our cash resources.

     We have no long-term debt; however, we believe that credit facilities may be available to us. In October 2000, our operating subsidiary, Acceleration Software International Corporation, applied for a $300,000 line of credit with a local bank. We expect that amounts drawn on the line of credit will bear interest at a variable rate equal to the bank's prime rate plus .25% (which would currently be 9.75%), and that it will be used for working capital, primarily to fund receivables for the software licensing segment of our business. We anticipate that any amounts drawn from this line of credit will be secured by our assets and those of our subsidiary. The bank has not yet approved this line of credit, and there is no assurance that the line of credit will be approved.

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

     Under our distribution agreement with Sourcenext, in addition to 24 consecutive monthly payments of $75,000, we will receive during such 24-month period $75,000 for each of the 24 products that we deliver under the terms of the agreement. As of September 30, 2000, we delivered three products under this agreement, and based on our historical success in producing new software products under the Pointe Control agreement, we believe that it is likely that we will continue to produce and deliver the products as required by the Sourcenext agreement. We cannot make any assurances that we will be successful, however, and in the event we do not produce new products in a timely manner, we will not receive, or continue to receive, the conditional $75,000 payments per product. Failure to receive a significant amount of the payments from Sourcenext would have a materially adverse effect on our financial position, operations and cash flows.

CUSTOMER CONCENTRATION

     During the first three quarters of 1999, MediaRing, Inc., an Internet advertising and marketing client, accounted for 15% our total revenue and 28% of our Internet advertising and marketing revenue. MediaRing did not account for any of our revenue in 2000 because it began to be more economically beneficial for us to enter into agreements with other advertisers instead. During the first three quarters of 2000, another customer, ProSTEP, accounted for 14% of our total revenue and 19% of our Internet advertising revenue. If one or more of our large customers ceases operations or otherwise abruptly ceases or reduces their business with us, our results of operations, cash flows and liquidity could be adversely affected.

SUPPLIER CONCENTRATION

     We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancelable by either party at short notice. For the first three quarters of 1999, three advertising vendors, BURST!Media, Flycast and Adauction.com accounted for 24%, 17% and 14%, respectively, of our total Internet media purchases. For the first three quarters of 2000, one advertising vendor, Adsmart, accounted for 19% of our total Internet media purchases; no other vendor accounted for over 10% of our media purchases. Many of these suppliers have reported significant financial losses and may not continue operations in the long term. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate advertising space through the termination of our agreements with suppliers or the significant increase in the cost of supplies would likely hinder our ability to attract users to our websites and as a result, would have an adverse effect on our results of operations, cash flows and liquidity.

INCOME TAXES AND S-CORPORATION DISTRIBUTION

     During the periods presented, we were not subject to federal and state income taxes since we elected to be taxed as an S-corporation. Accordingly, we reported income on our stockholders' personal income tax return. Immediately prior to the initial closing of our initial public offering, we will begin to be taxed as a separate legal entity under C- corporation status. The estimated federal income tax rate for our company is approximately 34%. At present, the State of Washington does not impose income taxes on corporations but does impose a business and occupation tax on corporations conducting business in the State of Washington.

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

     After we become a C-corporation, all future tax payments will then become tax credits on our federal tax return. The withholding tax will produce a deferred tax asset and may be offset against future taxable income. For the 2000 third quarter and first three quarters of 2000, the income tax expense on a pro forma basis would be approximately $63,000 and $124,000, respectively.

     The condensed consolidated statements of income for the three- and nine-month periods ended September 30, 2000, that are included in this quarterly report on Form 10-QSB, also show pro forma income before tax, net income, and basic and diluted earnings per share, assuming we were taxed as a C-corporation at the 34% federal income tax rate at the beginning of such reporting periods. We anticipate that prior to the first closing of our initial public offering, we will make distributions to our existing stockholders equal to the amount that our total stockholders' equity exceeds $578,750 on the date of such distribution.

FACTORS AFFECTING FUTURE OPERATING RESULTS

     THE MAJORITY OF OUR CONTRACTS WITH OUR INTERNET ADVERTISING CUSTOMERS HAVE MONTH-TO-MONTH TERMS, AND THE LOSS OF A SIGNIFICANT NUMBER OF THESE CONTRACTS IN A SHORT PERIOD OF TIME COULD HARM OUR BUSINESS.

     As of September 30, 2000, over 90% of our Internet advertising contracts could be terminated by either party with several days notice. The loss of a significant number of these contracts in any period could result in an immediate and significant decline in our revenues and cause our business to suffer.

A SIGNIFICANT PERCENTAGE OF OUR INTERNET ADVERTISING AND MARKETING REVENUES
ARE DERIVED FROM ONLY A SMALL NUMBER OF INTERNET ADVERTISING AND MARKETING CUSTOMERS, AND THE INABILITY TO CONTINUE OUR RELATIONSHIP WITH ANY OF THEM COULD ADVERSELY AFFECT US.

     During the first three quarters of 1999, one Internet advertising and marketing client, MediaRing, Inc., accounted for 15% of our total revenues. By late 1999 and continuing into 2000, we substantially reduced our volumes with MediaRing, Inc. During the first three quarters of 2000, MediaRing did not account for any of our revenues. During such period, another company, ProSTEP, accounted for 14% of our total revenues. The loss of any of our other major Internet advertising or marketing clients, a significant decrease in products or services sold to them, or an inability to collect receivables from one or more of them, could adversely affect our business, operating results and financial condition.

WE ARE DEPENDENT ON PURCHASING INTERNET ADVERTISING SPACE CURRENTLY PROVIDED BY ONLY A SMALL NUMBER OF INTERNET ADVERTISING SUPPLIERS, MOST OF WHICH HAVE AGREEMENTS WITH US THAT ARE CANCELABLE BY EITHER PARTY AT SHORT NOTICE. MANY OF THESE SUPPLIERS HAVE REPORTED SIGNIFICANT FINANCIAL LOSSES, AND MAY NOT CONTINUE OPERATIONS. THE LOSS OF A SIGNIFICANT NUMBER OF THESE SUPPLIERS COULD ADVERSELY AFFECT US.

     We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancelable by either party at short notice. For the first three quarters of 1999, three advertising vendors, BURST!Media, Flycast, and Adauction.com accounted for 24%, 17%, and 14%, respectively, of our total Internet media purchases. For the first three quarters of 2000, one advertising vendor, Adsmart, accounted for 19% of our total Internet media purchases; no other vendor accounted for over 10% of our media purchases. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. If there are fewer suppliers available, prices of advertising space could increase significantly, which could have a materially adverse effect on our operations.

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

IF AND WHEN WE COMPLETE OUR INITIAL PUBLIC OFFERING, OUR TWO EXISTING STOCKHOLDERS WILL IN THE AGGREGATE BENEFICIALLY OWN 92% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK IN THE EVENT THE MAXIMUM NUMBER OF SHARES OFFERED IN OUR INITIAL PUBLIC OFFERING ARE SOLD, OR 99% OF THE OUTSTANDING SHARES OF OUR COMMON STOCK IN THE EVENT THE MINIMUM NUMBER OF SHARES OFFERED IN OUR INITIAL PUBLIC OFFERING ARE SOLD AND WILL CONTINUE TO BE ABLE TO EXERCISE CONTROL OF OUR COMMON STOCK AND MAY MAKE DECISIONS THAT ARE NOT IN THE BEST INTEREST OF ALL STOCKHOLDERS.

     If and when we complete our initial public offering, Clint Ballard, our president and chief executive officer, and Diana T. Ballard, our chairman of the board, will in the aggregate beneficially own 92% of the outstanding shares of our common stock in the event the maximum number of shares offered in the offering are sold, or 99% of the outstanding shares of our common stock in the event the minimum number of shares offered in the offering are sold. Accordingly, Clint and Diana Ballard will be able to control the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change of control of eAcceleration, even if this change of control would benefit shareholders.

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

IF WE ESTABLISH A BROKER-DEALER SUBSIDIARY, WE WILL BE SUBJECT TO SUBSTANTIALLY INCREASED POTENTIAL REGULATORY AND ECONOMIC LIABILITY.

     Our proposed broker-dealer subsidiary may be restricted by the NASD, other regulatory bodies and its clearing firm with respect to its ability to participate in underwritings, and we have no present intention to underwrite any securities offerings. If we decide to start underwriting offerings, we would face numerous challenges and restrictions. The broker-dealer subsidiary may incur losses if it is unable to resell any securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, we would be subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to any underwritten offerings. We do not expect that any potential liabilities relating to our proposed broker- dealer subsidiary's role as an underwriter would be covered by insurance.

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

                           PART II - OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS.

None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

Our registration statement (Registration No. 333-90867) under the Securities Act of 1933, in connection with our initial public offering, became effective on August 14, 2000. A total of up to 3,000,000 shares of common stock were registered for sale and, through our officers and directors, we are offering a minimum of 400,000 and a maximum of 3,000,000 of our shares in a direct participation offering. Until we have sold at least 400,000 shares, we will not accept subscriptions for any shares. All proceeds of this offering will be deposited in an interest-bearing escrow account. If we are unable to sell the minimum number of shares, we will return all funds, with interest, to subscribers. The offering will remain open until all shares offered are sold or nine months after the date of this prospectus, except that we will have only 180 days to sell at least the first 400,000 shares. As of November 10, 2000, we have not yet sold the required minimum number of shares and, thus, we have not yet accepted subscriptions or realized any proceeds from this offering. As of September 30, 2000, we have incurred expenses of $714,147 in connection with the offering.

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

Number     Description
------     -----------

10.1 Securities Purchase Agreement, between eAcceleration Corp. and Contera Corporation, dated October 12, 2000.

27     Financial Data Schedule.

(b)    Reports on Form 8-K.

  There were no reports on Form 8-K filed during the three-month period ended September 30, 2000.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EACCELERATION CORP.



Dated: November 14, 2000       By:               /s/ Clint Ballard
                                   --------------------------------------------
                                                   Clint Ballard
                                      President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated: November 14, 2000       By:            /s/ E. Edward Ahrens
                                   --------------------------------------------
                                                E. Edward Ahrens
                                             Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                               EACCELERATION CORP.
                                INDEX TO EXHIBITS


Number       Description
------       -----------
10.1 Securities Purchase Agreement, between eAcceleration Corp. and Contera Corporation, dated October 12, 2000.

27     Financial Data Schedule.