Form 10KSB
period 2000-12-31
EACCELERATION CORP
filed 2001-04-02
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to __________

                Commission file number: 000-29869

                               EACCELERATION CORP.
                 (Name of small business issuer in its charter)

                Delaware                               91-2006407
      (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                Identification No.)

         1223 NW Finn Hill Road
            Poulsbo, Washington                          98370
(Address of principal executive offices)               (Zip Code)

                    Issuer's telephone number: (360) 697-9260

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act: Common stock, par value $.0001

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X        No
   ---         ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's net revenues for its most recent fiscal year:  $7,674,746

     As of March 1, 2001, there were a total of 34,300,000 shares of the issuer's common stock outstanding, all of which are owned by two of its affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

     Traditional Small Business Disclosure Format (check one) Yes      No  X
                                                                  ---     ---
                               eACCELERATION CORP.

                   INDEX TO THE DECEMBER 31, 2000 FORM 10-KSB

                                                                         Page

                                     PART I

Item 1.    Description of Business . . . . . . . . . . . . . .              3

Item 2.    Description of Property . . . . . . . . . . . . . .             18

Item 3.    Legal Proceedings . . . . . . . . . . . . . . . . .             18

Item 4.    Submission of Matters to a Vote of Security Holders             18

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters        19

Item 6.    Management's Discussion and Analysis. . . . . . . .             19

Item 7.    Financial Statements. . . . . . . . . . . . . . . .             23

Item 8.    Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure. . . . . . . . . . . . . .             42

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act .             42

Item 10.   Executive Compensation. . . . . . . . . . . . . . .             43

Item 11.   Security Ownership of Certain Beneficial Owners and Management  45

Item 12.   Certain Relationships and Related Transactions. . .             46

Item 13.   Exhibits, List and Reports on Form 8-K. . . . . . .             46

     Throughout this annual report on Form 10-KSB, the terms "we," "us," "our" and "our company" refer to eAcceleration Corp. and, unless the context indicates otherwise, our wholly-owned subsidiary, Acceleration Software International Corporation, on a consolidated basis.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS.

     Statements contained in this annual report include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, upon current conditions and upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, the matters described in the "Risk Factors" section and other sections of this annual report.

     Readers should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

     We are a provider of online direct marketing services, advertising solutions and proprietary software. We combine Internet-based direct marketing and advertising services with programs that reward users with free software in exchange for using our designated homepage as their Internet browser's starting page. These online programs are intended to provide flexible marketing solutions for our Internet advertising and marketing clients. Our payment structure, in which our Internet advertising and marketing clients are only charged when users execute specific predefined actions, provides these clients with a known cost to achieve the desired response to their advertising campaigns. We intend to leverage our developing homepage user base and our targeting capabilities to offer our clients customized, targeted advertising solutions designed to improve advertisement response rates and to reduce their cost of acquiring new customers.

     We were initially incorporated in February 1987 as Ballard Synergy Corporation, a Nevada corporation, merged with a Washington corporation in June 1995, and changed our name to Acceleration Software International Corporation ("ASIC") in 1996. In November 1999, we formed eAcceleration, a Delaware corporation, which is the parent company of ASIC.

     We began by providing crisis intervention computer software programming services in the Silicon Valley region of California. We became a leading provider of SCSI software services and developed a library of SCSI software solutions that we sold to the Microelectronics Products Division of NCR Corporation in 1992. After relocating to Kitsap County, Washington in 1992, we developed d-Time, a software product that accelerated the performance of CD-ROM drives, which by 1995 became a top 100 software title in the U.S. according to PC Data, and a top 20 software title in Japan. As the need for CD-ROM performance acceleration declined in light of the rapid increase in CD-ROM drive speed, we developed Superfassst, a hard drive performance acceleration product. As the Internet developed, we developed Webcelerator, a software product which accelerates the performance of web browsers. We have also developed several additional software products.

     In 1996, we began developing our Internet business model, under which we provide our software products, as well as third party products, free on our websites to users who agree to utilize one of our websites, homepageware.com, as their Internet browser's starting page. This generates significant traffic to our homepageware websites, allowing us to sell pay-for-performance Internet advertising to Internet advertising and marketing clients. We allow our Internet advertising and marketing clients to cancel their Internet advertising programs within a two-week trial period at no cost. Historically, over 70% of our Internet advertising and marketing clients renew advertising commitments to us, and less than 20% of our Internet advertising and marketing clients cancel their Internet advertising programs within the two-week free trial period, or shortly thereafter.

INDUSTRY BACKGROUND

     GROWTH OF THE INTERNET AND ONLINE COMMERCE

     Over the past several years, the Internet has emerged as a powerful and efficient new medium, enabling people worldwide to exchange information, communicate and conduct business electronically. The number of people using the Internet continues to expand rapidly.

     Businesses have recognized the online commerce opportunity and are increasingly using the Internet to sell and distribute products and services. As online commerce and the number of people using the Internet grow, advertisers and direct marketers are increasingly using the Internet to locate customers, advertise products or services and facilitate transactions. The IAB Internet Advertising Report published by PriceWaterhouseCoopers estimates that approximately $8 billion was spent by U.S. companies on Internet advertising worldwide in 2000. This amount is expected to grow to approximately $19 billion by the end of 2003 and to approximately $30 billion in 2005, according to the eMarketer research group. This group also predicts Internet advertising spending will account for approximately 7.1% of total advertising spending in 2003 and they expect this proportion to grow to 10.3% of total advertising spending in 2005.

We expect that the use of the Internet for services such as those we offer will depend in significant part on several factors:

     - Continued rapid growth in the number of households and commercial, educational and government institutions with access to the Internet. According to a recently-released study by Jupiter Research, individuals with access to broadband connectivity in the workplace have increased from 18 million in 1999 to 24 million in 2000, an increase of 33%.
     - Increased level of usage by individuals. Statistics compiled by Nielsen//Netratings on a monthly basis have shown that average time spent by individuals on the Internet has increased from just over eight hours per month in December 1999 to almost fifteen hours per month in December 2000.
     - Increased availability of the number and quality of products and services on the Internet. According to a study conducted by Roper Starch, "Cyberstudy of Internet Users," in 2000, online e-commerce activities exploded into the mass market in 2000 as consumers discovered services like shopping, banking, news, stock trading and health information, to name a few. According to this study, the most popular uses for the Internet in 2000 were shopping (56%), banking (25%) and stock trading (16%).

However, because usage of the Internet as a source for information, products and services is a relatively recent phenomenon, it is rather difficult to predict with certainty whether the number of users drawn to the Internet will continue to increase at the rates we have seen in the past, and whether any significant market for usage of the Internet for such purposes will continue to develop and expand. There can be no assurance that Internet usage patterns will not decline as the novelty of the medium recedes or that the quality of products and services offered online will improve sufficiently to continue to support user interest. Failure of the Internet to stimulate user interest and be accessible to a broad audience at moderate costs would jeopardize the markets for our services.

     Moreover, issues regarding the stability of the Internet's infrastructure remain unresolved. The rapid rise in the number of Internet users and increased transmission of audio, video, graphical and other multimedia content over the Internet has placed increasing strains on the Internet's communications and transmission infrastructures. A study published by Neilsen//Netratings in December 2000 showed that the number of streaming media consumers had increased 65% in the past year, from 21 million in November 1999, to 34.7 million users in November 2000. Continuation of such trends could lead to significant deterioration in transmission speeds and reliability of the Internet, and could reduce the usage of the Internet by businesses and individuals. Any failure of the Internet to support such increases in the number of users due to inadequate infrastructure or otherwise would seriously limit the development of the Internet as a viable source of interactive content and services, which could materially and adversely affect the acceptance of our services, which would, in turn, materially and adversely affect our business, financial condition and results of operations.

     DIRECT MARKETING

     Advertising expenditures can be broadly categorized as either brand advertising or direct marketing. Brand advertising is intended to generate brand name awareness and create a specific image for a particular company, product or service. Direct marketing involves any direct communication to a consumer intended to generate a specific response or action, generally the purchase of a product or service. The Direct Marketing Association, in its "U.S. Direct Marketing Today" report, estimates total direct marketing expenditures in the United States in 2000 totaled $191.6 billion. By the year 2005, it expects that this figure will reach $269.7 billion.

     TRADITIONAL DIRECT MARKETING

     Traditional direct marketing media include direct mail, telemarketing and newspaper, magazine, radio and television advertisements. Although traditional direct marketing is effective and widely used, it presents a number of challenges for marketers and consumers alike. Traditional direct marketers generally lack specific and timely information on a particular consumer's immediate interests. As a result, marketers spend considerable resources on communications most consumers don't want or need. Given the costs associated with traditional direct marketing, which include telecommunications, postage, printing, assembly, labor and facilities, we believe the often low response rates make the process inefficient.

     ONLINE DIRECT MARKETING

     Online direct marketing media include banner advertisements, targeted email solicitations and website sponsorships. We believe online direct marketing is more attractive than traditional direct marketing because it requires lower production costs and provides easier and faster customer response features. In addition, online direct marketing allows marketers to easily:

     -    develop  one-to-one  relationships  with consumers;

     -    collect data and  feedback on  marketing  campaigns; and

     -    customize marketing campaigns to broad audiences or specific groups.

     Even with these advantages, direct marketers face challenges in realizing the full potential of the Internet as a marketing medium. With millions of websites, only a fraction of which have significant audiences, it is difficult for marketers to decide where to spend their marketing dollars. Even leading brand name marketers who build their own websites must find ways to attract a sizeable audience of visitors. In addition, technological hurdles may impede conventional direct marketers from successfully extending their activities to the Internet. In order to participate in most online marketing efforts, marketers must build and maintain websites as well as incorporate order-taking capabilities and develop systems to integrate online ordering with their traditional databases.

     We believe marketers desire a solution that benefits from the effectiveness of direct marketing while overcoming the challenges presented by both traditional and online marketing methods.

THE EACCELERATION SOLUTION

     We act as an intermediary between consumers and marketers, through which consumers seeking to try new software products are presented with a collection of free software in exchange for such consumers using our designated homepage as their Internet browser's starting page. Online marketers seeking an audience of potential customers advertise on this homepage and on our other websites. We offer a consumer-directed process in which consumers select only those products of immediate interest to them. In turn, advertisers pay only for performance in the form of click-throughs, sign-ups, registrations, commissions, downloads, or other objectives. We believe that our solution creates a highly effective method of direct marketing in terms of cost, targeting, efficiency and consumer satisfaction.

STRATEGY

     Our objective is to attain a leading position in the global online direct marketing and incentives-based advertising market. Based on the current estimates of total revenues in the global online direct marketing and advertising market of approximately $8.0 billion for 2000, according to the IAB Internet Advertising Reports, and on historical expenditure amounts, we believe that the overall total amount of money spent on Internet advertising will continue to increase in the future.

     We believe that the Internet has not existed long enough as a marketing medium to demonstrate its effectiveness relative to traditional marketing methods. Marketers that have historically relied on traditional marketing methods may be reluctant or slow to adopt Internet marketing. Many marketers have limited or no experience using the Internet as a marketing medium. In addition, marketers that have invested substantial resources in traditional methods of marketing may be reluctant to reallocate these resources to Internet marketing.

     We intend to achieve our objective through the following key strategies:

     INCREASE SIZE OF USER BASE

     We intend to continue to expand our user base through user-acquisition activities such as co-registration programs, co-marketing programs and advertising on third-party Internet sites. In addition, we intend to explore domestic and international opportunities, including potential strategic alliances, in order to continue to expand our user base.

     INCREASE NUMBER OF ADVERTISING AND MARKETING CLIENTS

     We are seeking to broaden our advertising and marketing client base by increasing our direct and indirect sales and marketing efforts. We may increase the size of our direct sales force. In addition, we are seeking to take advantage of existing distribution channels, such as advertising networks, to expand the number of clients who are using our homepage marketing system.

     INCREASE TRAFFIC AND TRANSACTIONS

     Our strategy of rapidly increasing consumer traffic to our website is focused on both new and repeat users. New user visits are expected to be driven primarily by our online advertising programs, enhanced software offerings, and word-of-mouth referrals.

     EXPAND OFFERS

     The number and quality of offers on our site are critical to our ability to attract users and increase revenues from our marketer client base. We believe we have a significant competitive advantage in attracting additional marketer clients due to the large number of users frequenting our websites and downloading our popular software offerings, including Internet-related software. We expect to implement content expansion through a combination of internal sales efforts and partnerships.

     CONTINUE TO DEVELOP AND USE TECHNOLOGY TO ENHANCE WEBSITE CAPABILITIES AND VISITS

     We have designed and implemented proprietary systems that enable us to ensure that users of our free software also use our homepage as their Internet browser's starting page. We regularly update our websites to encourage users to frequently revisit. As part of our effort to promote repeat visits, we continue to develop features that will make our visitors' homepage experience faster, easier and more personalized. We have spent approximately $1,017,000 and $1,613,000 on research and development during 1999 and 2000, respectively.

SALES AND MARKETING

     Our primary sales strategy is to market our services directly to advertisers, direct marketers, advertising agencies and other advertising-supported software companies. We currently sell our services primarily to clients in the United States utilizing seven full-time employees. Our sales force is dedicated to establishing and maintaining relationships with advertising and marketing clients. We use industry directories, personal contacts, industry knowledge and Internet search engines to seek likely sales prospects. We also receive sales leads from advertising agencies that have recommended us to clients.

     ADVERTISING AND MARKETING CLIENT BENEFITS:

       - Cost-per-action payment structure. We provide a cost-per-action marketing solution, in which our clients are only charged when pre-defined actions specified by our clients are generated, such as downloads, click-throughs, sign ups, actual sales, registrations or similar user actions. In contrast, with the commonly used cost-per-thousand impression banner advertising, advertisers typically pay for a number of impressions on websites, regardless of whether users click on, or take any action in response to, the banner advertisement. Our cost-per-action solution provides our clients with a known cost per yield for each advertising and marketing campaign and a measurable cost of acquiring new customers.

       - Intended targeting capability. We intend to leverage our user base to provide customized, targeted campaigns for our clients. This targeting capability is expected to enable our clients to focus on specific demographic segments or groups that exhibit desirable online behavioral patterns. We believe that by focusing on a specific target audience, our clients should experience increased response rates and reduced customer acquisition costs.

     USER BENEFITS:

       - Free software. Our users have the opportunity to obtain high quality software that facilitates faster Internet or hard drive performance, download management assistance, computer games and allows the creation and playback of MP3 files, which are audio "recordings" with high quality sound in small, compressed files, at low or no cost to users.

       - User choice. Users may choose to respond only to advertising and marketing that interests them and provides a reward to induce their participation.

       - Newsletters. Users may elect to subscribe to newsletters relating to, among other things, free offers, finances, sports and other information.

PRODUCTS AND SERVICES

     SOFTWARE PRODUCTS

     We currently publish the following software products, among others:

     WEBCELERATOR is, based on our tracking, one of the most popular World Wide Web browser performance acceleration software products, with over two million copies having been installed. This product enhances the speed of users' browsing by both remembering where users have browsed and anticipating where they will browse. It operates on the Windows 95, Windows 98, Windows NT, Windows Millenium Edition, Windows 2000 and Windows XP operating systems. A patent with respect to this product has been allowed, but not yet issued.

     SUPERFASSST increases the speed of computers' performance in several respects, including starting computer applications and accessing folders. It operates on the Windows 95, Windows 98, Windows Millenium Edition, Windows 2000 and Windows XP operating systems. We have been issued two patents and one additional patent with respect to this product has been allowed but not yet issued.

     MP3CREATOR allows users to play and facilitates the creation of MP3 format files. It operates on the Windows 95, Windows 98, and MacIntosh operating systems.

     INTERNET OPTIMIZER adjusts network message transfer settings to facilitate optimal network configuration. It operates on the Windows 95 and Windows 98 operating systems.

     NET BUTLER manages network downloads and uploads. It operates on the Windows 95, Windows 98, and Windows NT operating systems.

     Z.E.U.S. provides an easy-to-use interface for making and extracting zip files, and also facilitates the creation of self-extracting archives. It operates on the Windows 95, Windows 98, and Windows NT operating systems.

     d-TIME speeds the performance of CD-ROM drives. First introduced in 1994, it was our first retail computer software application product. It operates on the Windows 95, Windows 98, Windows 2000 and Windows XP operating systems.

     PHANTOM CD allows users to make a virtual copy of CD-ROMs onto their hard drive, which enables users to eliminate the need for the CD-ROM and increases performance speed. It operates on the Windows 95, Windows 98, Windows Millenium Edition, Windows 2000 and Windows XP operating systems.

     Each of the above products is offered as free homepageware, which means users are required to adopt our homepage as their Internet browser's starting page in exchange for using the software. We also provide third-party software, including online games and entertainment software, as homepageware. This free homepageware generates traffic to our websites, which enables us to generate Internet advertising revenue. This is done by presenting users with a variety of subject matter choices which entice users to "click here". Revenue is generated when users perform a pre-defined "action", such as a click, sign-up or registration.

     Several of our products are licensed to Sourcenext Corporation, our Asian distributor. We ceased licensing these products domestically in 1998, and we currently do not plan to license these products domestically or in any other English-speaking country where our software is available for free, other than directly to end users.

       From time to time we or our competitors may announce new products, capabilities or technologies that have the potential to replace or shorten the life cycles of our existing software products. Such announcements of currently planned or other new products may cause a number of our clients or users to defer purchasing our existing products or may deter them from downloading our free software from our websites.

       We expect to introduce new and expanded products and services in order to generate additional revenues, attract more businesses, advertisers, and users and respond to competition. We also may in the future offer expanded services facilitating the purchase of goods by consumers from our business customers or others. There can be no assurance that we will be able to offer new products or services in a cost-effective or timely manner, that any such efforts would be successful or that the mix of such products or services will be profitable. Furthermore, any new service that we launch that is not favorably received by consumers could damage our reputation. Expansion of our services in this manner would also require significant additional expenses and development and may strain our management, financial and operational resources. Our inability to generate revenues from such expanded services sufficient to offset their cost could have a material adverse effect on our business, financial condition and results of operations.

       Software products as complex as those that we license or offer for free on our websites may contain undetected errors or failures when first introduced or as new versions are released. Despite testing internally or by current or potential customers, errors may be found in new products after commencement of commercial delivery or after we have allowed users to download them from our websites. As a result of such defective products and any delays involved in correcting the defects, we could experience a loss of or delay in market acceptance.

     WEBSITES

     We currently operate numerous websites, the principal ones including the following:

     HOMEPAGEWARE.COM and several mirror websites appear as the starting page for the Internet browser of users of our homepageware software.

     WEBCELERATOR.COM and several mirror websites provide our homepageware free to users. We attempt to drive traffic to these websites through Internet advertising and promotion.

     CLICKSALES.COM,DOWNLOADSALES.COM, AND SIGNUPSALES.COM provide information to online media buyers with respect to our pay-for-performance Internet advertising programs. These programs typically include a two-week test period for new customers, who have the right to cancel the program without cost during such period if they are not satisfied with the program's results.

     FREEBRANDING.COM provides an affiliate program to other websites under which we generally share equally the starting pages of new homepageware users provided by such other websites. We have a patent pending with respect to technology used in connection with this website.

     We display performance-based advertising on our homepageware.com, webcelerator.com and mirror websites, which sales we generate from our clicksales.com, downloadsales.com and signupsales.com websites. We have historically experienced a relatively high rate of monthly renewals, and a relatively low rate of cancellations of our Internet advertising programs.

     NEWSLETTERS

     We currently disseminate by email several free newsletters relating to topics such as initial public offerings, sports, online shopping and free software to an aggregate of approximately 1.8 million subscribers. One of these newsletters is the IPO GroundFloor Newsletter, a newsletter that we own and publish that focuses on providing information to subscribers relating to initial public offerings in which individual retail investors may be able to purchase shares. We attempt to generate subscribers for these newsletters, as well as third party newsletters, by promoting them on our websites. We do not currently derive any material revenues from our newsletters, including the IPO GroundFloor Newsletter.

     POTENTIAL OWNERSHIP OF A BROKER-DEALER

     We are considering the possibility of forming a broker-dealer subsidiary, in the future, that would assist other companies in raising capital through direct participation offerings. We could use this broker-dealer as a way to make equity or other investments in companies whose businesses are complementary to ours, or who would, in turn, use our Internet marketing services. This could be a way to supplement our revenues. We believe this would be a logical extension of our current business strategy because we could use our Internet advertising and marketing expertise to promote our broker-dealer clients' offerings. We have not entered into any agreements relating to any such enterprise nor do we have current plans to do so, and we do not know if we will ever do so in the future.

     In the event that we form a broker-dealer subsidiary, it may negatively affect our business and financial condition, as a whole. We would become subject to significant additional regulations by the SEC, the NASD and other regulatory bodies and would be responsible for significantly increased filing and reporting obligations on both the federal and state levels as well as significant capital maintenance requirements that could effect our operations. We also would become subject to the increased possibility of liability, particularly if this proposed subsidiary acts as an underwriter in public offerings. Additionally, if we enter into this new business, substantial amounts of management and financial resources would likely be diverted from the rest of our historical business which could also negatively affect our business and financial condition as a whole.

CLIENTS

     Our advertising and marketing clients pay us commissions each time a user takes an action defined by our clients in response to an online advertising or promotion. We have approximately 75 current Internet advertising and marketing clients. Our five largest Internet advertising and marketing clients accounted for 34% of our Internet advertising and marketing revenues in 1999. In 2000, our three largest Internet advertising and marketing clients accounted for 42% of our Internet advertising and marketing revenue.

     In 1999, Pointe Control, a Japanese distributor, accounted for 100% of our software licensing revenue and 42% of our total revenue. As of May 26, 2000, we replaced our agreement with Pointe Control with an agreement with the beneficiary of the Pointe Control agreement, Sourcenext. In 2000, Pointe Control accounted for 39% of our software licensing revenue and Sourcenext accounted for 61% of our licensing revenue for the year; Pointe Control also accounted for 8% of our total revenues while Sourcenext accounted for 13% of our total revenues.

     In 1999, MediaRing, Inc., an Internet advertising and marketing client, accounted for 10% of our total revenue and 18% of our Internet advertising and marketing revenue. MediaRing did not account for any of our revenue in 2000 because it began to be more economically beneficial for us to enter into agreements with other advertisers instead. During 2000, three clients: ProSTEP, Inc., Cool Savings, and Gator accounted for 19%, 13% and 10% of our Internet advertising revenue, respectively; and 15%, 10% and 8% of total revenues, respectively. If one or more of our other large clients ceases operations or otherwise abruptly ceases or reduces their business with us, our results of operations, cash flows and financial condition could be adversely affected.

     All of our software products that are distributed in Japan must be "localized", that is, modified to meet the needs of non-English speaking users, including all of the changes necessary to meet functionality requirements while becoming more culturally acceptable to the users. As we develop new software or possibly distribute software to additional regions in the future, the costs associated with localization could increase. Additionally, we cannot guarantee that the localization of our software, which is currently effectuated for Japanese users by us and Sourcenext, will be acceptable to such users.

     FOREIGN OPERATIONS

     As of May 26, 2000, substantially all of our foreign revenues were derived from our agreement with Pointe Control, relating to the distribution by Pointe Control of some of our software products in Japan. Under this distribution agreement, which was designed to be a flexible agreement that allowed the parties to adapt to the evolving software market, Pointe Control was the distributor of the software products listed in the most recent amendment to the agreement, developed by us and localized into Japanese versions by us and Sourcenext. Under the terms of the agreement, so long as Pointe Control complied with minimum performance requirements set forth in the agreement, it retained exclusive rights to distribute localized versions of the software during the term in Japan. As of May 26, 2000, we replaced our agreement with Pointe Control with a substantially similar agreement with Sourcenext.

     Our revenue from non-U.S. Internet advertising and marketing clients historically has been a very small percentage of our Internet advertising and marketing revenues. Although it has been growing slowly and steadily, for the year ended December 31, 2000, foreign advertising revenue still accounted for less than 10% of total advertising revenue. We typically demand payment in advance from non-U.S. Internet advertising and marketing clients.

SUPPLIERS

     We are dependent on products and services provided by a variety of Internet suppliers, most of which have month-to-month agreements with us. In 1999, four advertising vendors, BURST! Media, Adauction.com, Adsmart and Flycast (now Engage), accounted for 29%, 19%, 19% and 12%, respectively, of our total Internet media purchases. In 2000, two advertising vendors, Engage and MusicVision, Inc. accounted for 25% and 15%, respectively, of our total Internet media purchases. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us.

TECHNOLOGY AND INFRASTRUCTURE

     We have developed an expandable, secure and reliable technology infrastructure to support our online direct marketing programs. One of the principal elements of our proprietary technology is our ability to ensure that our free software users utilize our homepage as their Internet browser's starting page.

     EXPANDABILITY AND RELIABILITY

     Our technology is designed to support up to approximately 50 million visitors per month. Although we believe our systems can currently easily accommodate this number of monthly visitors, our websites could encounter a variety of systems problems, especially if the number of our users-per-month continues to expand significantly. These systems problems could include failure of one or more of our three Internet service providers, hardware failures or failure of software applications. If these problems occurred during a weekend, detection and correction could be delayed. Such problems could have a material adverse effect on our business.

     Our software system architecture uses industry standard technologies to maximize reliability. We use Secure Socket Layer for secure transactions, Oracle databases, the UNIX operating system and the Apache web server within our infrastructure. All of these platforms have demonstrated a high degree of reliability. We back up our Oracle databases and other information on a regular basis.

     Our network servers are housed separately at three separate geographic locations. We believe that each data center provides redundant network connections, redundant connections to power grids, diesel generators for emergency power, air conditioning and engineering support 24 hours per day, seven days per week. Our infrastructure is built to maximize reliability through the use of multiple central processor units and redundant power supplies, networking and input/output controllers.

     SECURITY

     We incorporate a variety of encryption techniques meant to protect the privacy of consumer information. We also employ a variety of automated fraud detection procedures to identify patterns of abuse and potential fraudulent use of the system. Our fraud detection systems can automatically disable accounts in which fraud is suspected. The data center where our system is located provides security management 24 hours per day, seven days per week.

     We currently accept credit card information from users for certain online game subscriptions offered at our site. We could be subject to litigation and liability if third parties penetrated our network security or otherwise misappropriated our users' personal or credit card information. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. In addition, the Federal Trade Commission and other federal and state agencies have been investigating various Internet companies in connection with their use of personal information. We could be subject to investigations and enforcement actions by these or other agencies.

     The need to transmit confidential information securely has been a significant barrier to electronic commerce and communications over the Internet. Any compromise of security could deter people from using the Internet in general or, specifically, from using the Internet to conduct transactions that involve transmitting confidential information, such as purchases of goods or services. Many of our marketing clients seek to offer their products and services on our websites because they want to encourage people to use the Internet to purchase their goods or services. Internet privacy concerns could frustrate these efforts. Also, our relationships with users may be adversely affected if the measures we use to protect their personal information prove to be ineffective. We cannot predict whether events or developments will result in a compromise or breach of the technology we use to protect users' personal information. We have no insurance coverage for these types of claims.

     Our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches. We may be unable to prevent or remedy all security breaches. If any of these breaches occur, we could temporarily lose the ability to effectively maintain our web sites and services and as a result lose Internet advertising and marketing clients and visitors to our websites.

     INSURANCE

     Although we carry general liability, product liability and commercial insurance, there can be no assurance that this insurance will be adequate to protect us against any general, commercial and/or product liability claims. Any general, commercial and/or product liability claim which is not covered by such policy, or is in excess of the limits of liability of such policy, could have a material adverse effect on our financial condition. There can be no assurance that we will be able to maintain this insurance on reasonable terms.

COMPETITION

     We believe that competition in our website and software businesses are based on factors that include the following:

           -    brand recognition;

           -    ease and speed of use; and

           -    quality and reliability.

     WEBSITE COMPETITION

     We face intense competition from both traditional and online advertising and direct marketing companies. We also face competition from established online portals and community websites that engage in direct marketing. If we are unsuccessful in developing, acquiring and renewing a continuing array of free promotional offers for our website, traffic on our websites would likely decrease. The attractiveness of our websites to consumers is based in part on our ability to provide compelling free software offers of interest to consumers. In addition, a number of other websites give consumers access to similar offers. We face competition for free, trial and promotional offers from these websites as well as a variety of other online and traditional competitors. Without sufficient variety and quality of offers, our websites would become less attractive to consumers. Thus, advertising on these websites would become less attractive to Internet advertisers and marketers, and our ability to generate revenue from Internet advertising and marketing clients would be adversely affected.

     We compete directly and indirectly for marketers and consumers with companies in various categories, including:

     OTHER FREE-OFFER WEBSITES. There are a number of sites, both large and small, that give consumers access to free software and other offers, including Freeshop.com, Winfiles.Cnet.com, Download.Cnet.com, shareware.Cnet.com, Volition.com, and Free2Try.com.

     SPECIALTY LEAD-GENERATION WEBSITES. Various websites focus on generating leads for a specific segment of the direct marketing industry, such as the catalog, magazine or coupon segments. While these websites typically provide a depth of offerings within their specific sector, they may not offer promotions across a broad spectrum of product categories. These sites include eNews.com, Cataloglink.com and Catalogcity.com. In some instances, we may include their offerings on our websites.

     OTHER WEBSITES. We also compete with a number of "community" sites that offer content, services or information about a particular topic, as well as other advertising networks. In addition, we compete with sites featuring loyalty programs that reward consumers for taking specific actions such as Cybergold, Inc. and MyPoints.com.

     The number of websites competing for consumer attention and marketers' dollars has proliferated, and we expect competition from online competitors to increase significantly because there are no substantial barriers to entry in our industry. In addition, our competitors may develop new types of products and services that are more attractive to consumers and Internet advertisers and marketers than the products or services we offer. Increased competition could result in price reductions for online advertising space and marketing services, reduced gross margins and loss of our market share. We also compete with traditional media such as television, radio and print for a share of marketers' total marketing budgets.

     In addition to the above, we believe that the principal competitive factors in our website markets are:

           -   quality  and  diversity  of  offers;

           -   the  volume  of online visitors;

           -   duration and frequency of visits;

           -   the demographic profiles of visitors; and

           -   performance of advertisements.

SOFTWARE COMPETITION

     Competition in the computer software industry is fierce. In addition to the above, we believe that the principal competitive factors in the software industry generally include:

           -   merchandising;

           -   product features;

           -   online technology; and

           -   price.

     Based on our current and anticipated future product offerings, we believe that we compete or will compete effectively in these areas, particularly in the way of quality, ease of use, product features, online technology and price; however, no assurance can be given that our products will continue to achieve market acceptance or that any such market acceptance can be sustained.

     We compete primarily with other software publishers. Our competitors vary in size from very small companies with limited resources to very large corporations with greater financial, marketing, distribution, technical and other resources. We believe that the primary competitors for our software products are Microsoft Corporation, Bonzi Software, Symantec, Network Associates, Real Networks, Nico Mak Computing, Inc. and Aureate Software, among others.

     Many of our website and software competitors are larger and have greater financial, technical and marketing resources than us, and no assurance can be given that we will be able to successfully compete against these competitors. These advantages may allow them to respond more quickly and effectively to new or emerging technologies and changes in client or user requirements. It may also allow them to engage in more extensive research and development, undertake farther-reaching marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees, strategic partners and advertisers. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to increase the ability of their products or services to address the needs of our prospective Internet advertising and marketing or software clients.

GOVERNMENT REGULATION

     Laws and regulations that apply to Internet communications, commerce and advertising are becoming more prevalent. The adoption of such laws could create uncertainty in Internet usage and reduce the demand for all products and services offered on the Internet. In 1998, Congress enacted legislation regarding children's privacy on the Internet. It is possible that additional laws and regulations may be proposed or adopted with respect to the Internet, covering issues such as user privacy, taxation, advertising, intellectual property rights and information security. Several states have proposed legislation to limit the use of personal user information gathered online or to require online services to establish privacy policies. We believe that we are fully compliant with all state and federal privacy laws.

     The Federal Trade Commission reported that it has no present intention of proposing legislation to address online privacy in the near future, and that it believes self-regulation to be the best course of action, except for rules enacted to implement the Children's Online Privacy Protection Act of 1998, which governs the collection of personal information from children and the confidentiality of such information. However, the FTC has initiated action against at least one online service regarding the manner in which personal information was collected from users and provided to third parties. We believe that we are fully compliant will all FTC privacy laws.

     Legislation has recently been enacted in several states relating to sending unsolicited emails, a practice commonly referred to as "spamming." The federal government and several other states, including New York, are considering, or have considered, similar legislation. Although the provisions of these current and contemplated laws vary, generally they limit or prohibit both the transmission of unsolicited emails and the use of familiar spamming techniques, such as the use of forged or fraudulent routing and header information. Some states, including California, require that unsolicited emails include opt-out instructions and that senders of such emails honor any opt-out requests. We believe that our email newsletters will not be affected by legislation directed at unsolicited emails because we do not send unsolicited messages and because our current practices are intended to comply with current and proposed legislation. However, if we are required to change our business practices as a result of new legislation, our business could suffer.

     We do not know how our business may be affected by the application to the Internet of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. Most of these laws were adopted before the advent of the Internet and do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet marketplace. That uncertainty could reduce demand for our service or increase the cost of doing business as a result of litigation costs or increased service delivery costs.

     In addition, because our services are available on the Internet in multiple states and foreign countries, these states and countries may claim that we are required to qualify to do business in their jurisdictions. Our failure to qualify in any jurisdictions where we are required to do so could subject us to taxes and penalties. It could also restrict our ability to enforce contracts in those jurisdictions. The application of laws or regulations from jurisdictions whose laws do not currently apply to our business could have a material adverse effect on our business, results of operations and financial condition. We are currently not aware of any violations by us of any laws or regulations of any states or other countries or of any material failure to qualify in any states or countries.

     The European Union has adopted a privacy directive that went into effect in 1998. Under this directive, business entities domiciled in member states of the EU are limited with respect to the transactions in which they may engage with business entities domiciled outside the EU, unless the non-EU entities are domiciled in jurisdictions with privacy laws comparable to the EU privacy directive. The United States presently does not have laws that satisfy the EU privacy directive. Discussions between representatives of the EU and the United States led to a number of safe harbor provisions which, if adhered to, allow business entities in the EU and the United States to continue doing business without limitation. If the EU begins enforcing the privacy directive, there could be an adverse impact on international Internet business. If we do business directly in the EU in the future, we will be required to comply with the EU privacy directive.

INTELLECTUAL PROPERTY

     We regard our copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. We own fourteen United States patents and one foreign patent on our software products and have five patent applications pending on our software products. We have registered several trademarks in the United States and may apply for registration in the United States for other trademarks and service marks. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. We generally rely on common law copyright protection, and do not generally register our copyrights.

     There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate to prevent third parties from infringing or misappropriating our patents, copyrights, trademarks, trade dress and similar proprietary rights without incurring significant costs.

     Additionally, we cannot assure you that the steps we have taken to protect our patents, copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property have been sufficient for us to successfully defend against any infringement claims, including patent infringement claims, by any third party. The loss of our ability to use any such intellectual property right could have a materially adverse effect on us. Additionally, any such defense, whether successful or not, may cause us to incur significant expenses.

     We have registered a number of domain names, including eAcceleration.com, homepageware.com, clicksales.com, downloadsales.com, signupsales.com and freebranding.com. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is evolving. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks and similar intellectual property rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe on or otherwise decrease the value of our trademarks and other proprietary rights. Additionally, there may be online companies in other countries using domain names that potentially infringe on our trademarks. We may be unable to prevent them from using these domain names, and this use may decrease the value of our trademarks and our brand names.

     We may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable.

     We have not historically emphasized and have no current plans to significantly attempt to strengthen our brand names. As competitive pressures in the online direct marketing industry increase, brand name strength may become increasingly important. If we do not strengthen our brand names, we may be unable to maintain or increase traffic to our websites, which we expect would lead to decreased revenues from our Internet advertising and marketing clients. We may in the future devote substantial resources to promote "eAcceleration" or other brand names, although we do not currently intend to do so. The reputation of our brand name will depend on our ability to produce high quality innovative software, and to provide a high-quality online experience for users visiting our websites or receiving our newsletters. Negative experiences of users or Internet advertisers and marketers with our websites or software might result in publicity that could damage our reputation and diminish the strength of our brand names.

ENVIRONMENTAL ISSUES

     We are not aware of any environmental issues that might affect the business relating to the sale of online advertising or software licensing. We are committed to abiding with all environmental regulations, including any regulations that may be promulgated by our community, by the State of Washington and by the federal government.

EMPLOYEES

     As of March 1, 2001, we had a total of 58 employees, three of which work for us part time. Seven employees work in sales and marketing; 42 in technology and development, two of which work part time; and nine in operations and administration, one of which works part time. None of our employees are represented by unions, and we consider relations with our employees to be good.

RISK FACTORS

     You should carefully consider the following risk factors:

THE MAJORITY OF OUR CONTRACTS WITH OUR INTERNET ADVERTISING CLIENTS HAVE MONTH-TO-MONTH TERMS, AND THE LOSS OF A SIGNIFICANT NUMBER OF THESE CONTRACTS IN A SHORT PERIOD OF TIME COULD HARM OUR BUSINESS.

     As of December 31, 2000, over 90% of our Internet advertising contracts could be terminated by either party with several days notice. The loss of a significant number of these contracts in any period could result in an immediate and significant decline in our revenues and cause our business to suffer.

A SIGNIFICANT PERCENTAGE OF OUR INTERNET ADVERTISING AND MARKETING REVENUES ARE DERIVED FROM ONLY A SMALL NUMBER OF INTERNET ADVERTISING AND MARKETING CLIENTS. THE INABILITY TO CONTINUE OUR RELATIONSHIP WITH ANY OF THEM COULD ADVERSELY AFFECT US.

     During 1999, one Internet advertising and marketing client, MediaRing, Inc., accounted for 18% of our Internet advertising revenues. During 2000, MediaRing did not account for any of our revenues; instead, three other companies, ProSTEP, Inc., Cool Savings, and Gator accounted for 19%, 13% and 10%, respectively, of our advertising revenues. Some of our customers have reported significant financial losses, and we are uncertain if they will continue to remain in business. The loss of any of our major Internet advertising or marketing clients, a significant decrease in products or services sold to them, or an inability to collect receivables from one or more of them, could adversely affect our business, operating results and financial condition.

WE ARE DEPENDENT ON PURCHASING INTERNET ADVERTISING SPACE CURRENTLY PROVIDED BY ONLY A SMALL NUMBER OF INTERNET ADVERTISING SUPPLIERS, MOST OF WHICH HAVE AGREEMENTS WITH US THAT ARE CANCELABLE BY EITHER PARTY AT SHORT NOTICE. THE LOSS OF A SIGNIFICANT NUMBER OF THESE SUPPLIERS COULD ADVERSELY AFFECT US.

     We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancelable by either party at short notice. For 1999, four advertising vendors, BURST!Media, Adauction.com, Adsmart and Flycast (now Engage) accounted for 29%, 19%, 19%, and 12%, respectively, of our total Internet media purchases. In 2000, two advertising vendors, Engage and MusicVision, Inc., accounted for 25% and 15% of our total Internet media purchases, respectively. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. If there are fewer suppliers available, prices of advertising space could increase significantly, which could have a materially adverse effect on our operations.

IF OUR USERS REQUEST PRODUCTS AND SERVICES DIRECTLY FROM OUR MARKETER CLIENTS INSTEAD OF REQUESTING THE PRODUCT OR SERVICE FROM US, OUR BUSINESS COULD SUFFER.

     Our Internet advertising and marketing clients may offer similar free products or services on their own websites to those we offer on our websites. Our users may choose to request products or services directly from our Internet advertising and marketing clients instead of requesting the product or service from us, which would result in lower revenues to us and cause our business to suffer.

WE DO NOT HOLD COLLATERAL TO SECURE PAYMENT FROM OUR ONLY SOFTWARE LICENSING CLIENT FROM WHOM WE DERIVE A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUE, AND IF WE FAIL TO RECEIVE PAYMENT FROM THIS CUSTOMER, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

     We do not hold collateral to secure payment on our software licensing agreement with Sourcenext Corporation, our Asian distributor. Under this agreement, Sourcenext is obligated to pay us up to $3.6 million through May 2002. Therefore, a default in payment on a significant scale could materially adversely affect our results of operations and financial condition.

IF WE ARE UNABLE TO CONTINUE TO DESIGN AND DELIVER SOFTWARE PRODUCTS TO OUR SOFTWARE DISTRIBUTION CLIENT AS REQUIRED BY OUR AGREEMENT WITH THIS CLIENT, OUR REVENUES WILL BE SIGNIFICANTLY DECREASED.

     Under our distribution agreement with Sourcenext, our software distribution client, in addition to other payments, Sourcenext is obligated to pay us $75,000 per product delivered, for up to 24 products within two years. If we are unable to design, complete and deliver such products, we could fail to receive a significant amount of our software distribution revenue.

IF WE ESTABLISH A BROKER-DEALER SUBSIDIARY, WE WOULD BE SUBJECT TO SUBSTANTIALLY INCREASED POTENTIAL REGULATORY AND ECONOMIC LIABILITY.

     Our possible broker-dealer subsidiary could be restricted by the NASD, other regulatory bodies and its clearing firm with respect to its ability to participate in underwritings, and we have no present intention to underwrite any securities offerings. If we decide to start underwriting offerings, we would face numerous challenges and restrictions. Our possible broker-dealer subsidiary could incur losses if it is unable to resell any securities it is committed to purchase or if it is forced to liquidate its commitments at less than the agreed purchase price. In addition, we would be subject to substantial potential liability for material misstatements or omissions in prospectuses and other communications with respect to any underwritten offerings. We do not expect that any potential liabilities relating to any possible broker-dealer subsidiary's role as an underwriter would be covered by insurance.

IF WE ESTABLISH A BROKER-DEALER SUBSIDIARY, WE WOULD BECOME SUBJECT TO CAPITAL MAINTENANCE REQUIREMENTS WHICH COULD HINDER OUR ABILITY TO CARRY OUT OUR BUSINESS EFFICIENTLY.

     If we create a broker-dealer subsidiary, we would be subject to, among other requirements, the financial capital minimums requirements of Rule 15c3-1 under the Exchange Act, which is known as the "net capital rule". The net capital rule is designed to monitor the general financial integrity and liquidity of a broker-dealer by imposing strict requirements on the amount of indebtedness which a broker-dealer may incur relative to its equity capital. In computing net capital, various adjustments are made to net worth which exclude assets which are not readily convertible into cash, and conservative values are assigned to other assets such as a broker-dealer's position in securities. The requirements provide that the broker-dealer shall maintain a minimum level of net capital and a minimum ratio of net capital to aggregate indebtedness. The particular levels vary in application depending upon the nature of the activity undertaken by the broker-dealer and the length of time it has been in business.

     The net capital rule would impose restrictions on our possible broker-dealer subsidiary's operations and it could, in turn, impose restrictions on our operations. Compliance with the net capital rule could limit our operations and those of our possible broker-dealer subsidiary, which require the intensive use of capital, such as underwriting commitments and principal trading activities, and would limit our ability to pay dividends. We would also have to enter into a membership agreement with the NASD that could similarly limit our activities.

WE MAY BE SUBJECT TO POTENTIAL LITIGATION

     We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on our websites and in our newsletters. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our websites through links to other websites. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims could result in material damages. We have no insurance coverage for these types of claims.


ITEM 2.  DESCRIPTION OF PROPERTY.

     We currently occupy approximately 4,500 square feet in a leased facility in Poulsbo, Washington, with a monthly rental cost of approximately $1,874 per month. The lease for this facility expires in February, 2004. In December 1999, we entered into an additional lease agreement for an approximately 10,000 square foot facility in Poulsbo with a four year term that began in February 2000, to meet our expansion needs. The lease required monthly payments of $7,643 for months one through four and $8,492 for months five through twelve. The remaining payments are scheduled to increase by $.30 per square foot per year. We have the option to terminate the lease at the end of the second year. We believe these presently-leased facilities are adequately covered by insurance, but there can be no assurance that there will not be any claim or claims in the future that will be in excess of our coverage.

     Poulsbo, Washington, where our facilities are presently located, is a rural area outside of Seattle and Tacoma, Washington. In the past we have experienced temporary outages in our telephone service and electric power. While such outages have never materially affected systems that are critical to our operations, there is no assurance that such outages will not occur in the future more frequently or with greater magnitude or duration. Such outages could materially and adversely affect our business, financial condition and results of operations.


ITEM 3.  LEGAL PROCEEDINGS.

     We are periodically subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)  MARKET INFORMATION

     All of our outstanding shares of common stock are owned by Clint Ballard and Diana T. Ballard. There is no public market for these shares.

(B)  RECENT SALES OF UNREGISTERED SECURITIES

     As of February 9, 2000, we granted to our then chief financial officer, Shane H. Traveller, an option that currently entitles him to purchase 10,000 shares of our common stock, and currently has an exercise price of $5.31 per share. Under our agreement with Mr. Traveller, Mr. Traveller provided advice to us relating to marketing, financial, accounting and administration matters. The issuance of this option was a private transaction exempt from registration under Rule 701 of the Securities Act.

(C) TERMINATION OF PUBLIC OFFERING

     In November 1999, we filed a Registration Statement with the SEC relating to the initial public offering of our common stock. This registration statement, as amended, was declared effective by the SEC in August 2000. In December 2000 our board of directors decided to terminate the initial public offering of our common stock because we would not be able to sell at least the minimum number of 400,000 shares of common stock in accordance with the terms of our prospectus relating to this registration statement. No shares of our common stock were sold, and the amounts paid by subscribers, plus interest, all of which were held in escrow by American Stock Transfer & Trust Co., as escrow agent, were returned to such subscribers by the escrow agent in February 2001.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

YEARS ENDED DECEMBER 31, 1999 AND 2000

REVENUES

     Our revenues increased $2,915,277 or 61% from $4,759,469 during 1999, to $7,674,746 during 2000, primarily due to an increase of $3,344,424 or 122% in our Internet advertising and marketing revenues to $6,089,293 in 2000 from $2,744,869 in 1999. This increase is due to our efforts to expand our client and user base by marketing a wide variety of advertising options available on the Internet.

     Revenues from software licensing decreased $429,147 or 21% from $2,014,600 during 1999, to $1,585,453 during 2000. The decrease is due to the different pricing structure contained in the Sourcenext contract in 2000 versus the Pointe Control contract in 1999, as well as some order cancellations by the client in 2000. Software license revenues were derived from a license agreement with Pointe Control in Asia during 1999 and part of the first two quarters of 2000. During the remainder of 2000, we recognized software license revenues in Asia from our agreement with Sourcenext Corporation. Revenues under both contracts were recognized in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Our revenues derived from revenue sharing programs during 1999 and 2000 have been inconsequential.

SALES AND MARKETING EXPENSES

     Our sales and marketing expenses increased by $3,020,070 or 126% from $2,395,129 during 1999 to $5,415,199 during 2000, primarily due to an increase in Internet advertising expenses in order to generate traffic to our websites, which in turn generated increased Internet advertising and marketing revenues. Internet advertising expenses incurred in 1999 were $1,913,195 and such expenses increased by $2,577,403 or 135% to $4,490,598 in 2000. We do not have any material commitments to purchase banner space or other advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are cancelable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

     Software development and product costs increased $596,605 or 57% from $1,053,754 during 1999 to $1,650,359 in 2000, due to our expansion during 2000, including an increase in employees as compared to the prior year period. We expect our development activities to continue to increase significantly as we increase our emphasis on generating Internet advertising and marketing revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses, excluding bad debt expense, increased $148,132 or 25% from $594,957 during 1999 to $743,089 in 2000, largely due to increases in Internet communications-related expenses and salaries and wages. We anticipate that salaries and wages, communications- related expenses, and general office expenses will increase significantly to provide for infrastructure necessary to administer a growing company.

     Our bad debt expense increased $499,362 or 1,068%, from $46,750 to $546,112 in 2000, largely due to the downswing of publicly-traded high-tech companies in the last months of 2000, along with a sharp decline in the online advertising market, both of which have caused many Internet-related businesses to fail. A few of our larger customers became insolvent during that period, and their accounts were deemed unlikely to be collectible. We have tightened our credit and collections policies, and have restructured the payment terms for several of our existing clients.

     In December 2000, our board of directors decided to terminate the initial public offering of our common stock which we began in August 2000. The Board determined that it would be highly unlikely that we would be able to sell at least the minimum number of 400,000 shares of common stock in accordance with the terms of our prospectus. While the offering was ongoing, we capitalized all costs associated with the offering, which amounted to $654,417 prior to the determination to end the offering. These costs were charged to operations in their entirety in December 2000.

     We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in 1999 or 2000. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility, among other factors. Accordingly, we recorded $128,754 and $145,868 of compensation expense during 1999 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES.

     During the periods reported, we generated sufficient cash flows from operations to support our business. During 1999 and 2000, we generated cash flows from operations of $808,465 and $328,720, respectively. The increase in net income was partially offset by increases in accounts receivable which required the use of additional operating cash flows in 1999; in 2000, the net loss was offset by several non-cash expenditures, such as the write-off of deferred offering costs and of bad debt expenses, as well as an increase in accounts payable.

At December 31, 2000, we had cash of $350,607 and a working capital deficit of $(67,773). We intend to continue to utilize our resources in 2001 for software development, for developing, marketing and advertising our Internet presence, to finance the higher level of accounts receivable necessary to support our anticipated continued increase in revenues, and for capital expenditures, including the purchase of computer equipment and software. However, our working capital requirements may change depending upon numerous factors, including, among others, the need to expand our website traffic through increased amounts of free software downloads and Internet advertising. We believe that our existing cash, and cash generated from operations, if any, should be sufficient to meet our obligations as they come due. If we require funds for operations, our two stockholders will provide funding, if needed, until such time as we are able to obtain financing independently. There can be no assurance, however, that we will be successful in attaining our revenue goals, nor that attaining such goals will have the desired effect on our cash resources.

        During 2000, we entered into an agreement with Contera Corporation, an unrelated party, to provide download and Internet-related marketing services for Contera's product. We have the option to receive payment in cash or convert the receivable to shares of Contera's common stock, at the rate of 10,000 shares for every $50,000. The receivable is convertible into common stock beginning
March 2001, according to the agreement. In connection with this agreement, we wrote off 90% of a receivable due from Contera totaling $105,730 due to uncertainty over its collectibility.

     In October 2000, we entered into a securities purchase agreement with Contera, whereby we purchased 10,000 shares of Contera's common stock for $50,000, and received warrants to purchase an additional 100,000 shares of Contera's common stock with an exercise price of $5.00 per share. We received the right to also purchase an additional 10,000 shares of Contera's common stock, and warrants to purchase an additional 100,000 shares of Contera's common stock under the same terms and conditions as the previous sale. As of December 31, 2000, we impaired $45,000 of the $50,000 investment due to financial difficulties of Contera; and we have not made any further investments in Contera to date.

     In December 2000, our wholly-owned operating subsidiary, Acceleration Software International Corporation, received a $300,000 line of credit with a local bank. We expect that amounts drawn on the line of credit will bear interest at a variable rate equal to the bank's prime rate plus .25%, and that it will be used for working capital, primarily to fund receivables for the software licensing segment of our business. Any amounts drawn from this line of credit will be secured by our assets and those of our subsidiary. No amounts have been borrowed on this credit facility as of March 30, 2001 and as of December 31, 2000, we were not in compliance with the covenants set forth in this line of credit and may not be able to withdraw funds against this line of credit.

     In December 2000, our board of directors decided to terminate the initial public offering of our common stock, and as a result, we do not have the proceeds necessary to implement our business plan to the extent we most desire. There can be no assurance that we will be able to raise funds in 2001 through any alternative financing method or that if available, such financing will include terms favorable to us or our stockholders. If alternative financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition and results of operations.

     In August 2000, we entered into a premium finance agreement relating to our Directors & Officers insurance premium. The entire amount financed was $260,010 over 24 months. In December 2000, when we decided to terminate our public offering, we terminated our D&O insurance policy. The finance agreement stated that, in the event of policy cancellation, all amounts under the agreement would become due and payable by the insured. This amount could be offset by premiums refunded from the insurance company on the cancelled policy, if any. As of December 31, 2000, the amount due under this agreement totaled $209,329, for which a note payable has been recorded, and no refund from the insurance company had been received.

     On January 1, 2001, we entered into a Retainer Agreement for Legal Services with our corporate counsel. The agreement calls for a retainer fee of $81,000 per year, and an additional monthly payment of $14,000 for the next 27 months to reduce the outstanding balance of $473,038 owed to this counsel in connection with our recently-terminated public offering. Such agreement reduces the account payable to this vendor by $100,000, to $373,038. We have recorded a long-term account payable for the amount of monthly payments under this agreement which will be due beyond December 31, 2001.

     Under our distribution agreement with Sourcenext, in addition to 24 consecutive monthly payments of $75,000, we will receive during such 24-month period $75,000 for each of the 24 products that we deliver under the terms of the agreement. As of December 31, 2000, we delivered five products under this agreement, and based on our historical success in producing new software products under the Pointe Control agreement, we believe that it is likely that we will continue to produce and deliver the products as required by the Sourcenext agreement. We cannot make any assurances that we will be successful, however, and in the event we do not produce new products in a timely manner, we will not receive, or continue to receive, the conditional $75,000 payments per product. Failure to receive a significant amount of the payments from Sourcenext would have a materially adverse effect on our financial position, operations and cash flows.

CUSTOMER CONCENTRATION

     During 1999, MediaRing, Inc., an Internet advertising and marketing client, accounted for 10% our total revenue and 18% of our Internet advertising and marketing revenue. MediaRing did not account for any of our revenue in 2000 because it began to be more economically beneficial for us to enter into agreements with other advertisers instead. In 2000, three other clients, ProSTEP, Inc., Cool Savings and Gator, accounted for 15%, 10% and 8% of our total revenue and 19%, 13% and 10% of our Internet advertising revenue, respectively. If one or more of our large clients ceases operations or otherwise abruptly ceases or reduces their business with us, our results of operations, cash flows and liquidity could be adversely affected.

SUPPLIER CONCENTRATION

     We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancelable by either party at short notice. For 1999, four advertising vendors, BURST!Media, Adauction.com, Adsmart and Flycast (now Engage) accounted for 29%, 19%, 19% and 12%, respectively, of our total Internet media purchases. For 2000, two advertising vendors, Engage and MusicVision, Inc., accounted for 25% and 15% of our total Internet media purchases, respectively. Many of these suppliers have reported significant financial losses and may not continue operations in the long term. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate advertising space through the termination of our agreements with suppliers or the significant increase in the cost of supplies would likely hinder our ability to attract users to our websites and as a result, would have an adverse effect on our results of operations, cash flows and liquidity.

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

     In connection with the Sourcenext Corporation agreement, we are subject to a 10% withholding tax in Japan on software licenses sold in that country. Payments are received net of the withheld tax from Sourcenext, our Japanese client. Currently, under our S-corporation status, these payments are not considered deductible expenses, and flow through to our stockholders' personal returns, as we are not subject to income tax. We are currently reporting these amounts as "general and administrative" expenses.

INFLATION

     We believe that inflation has generally not had a material impact on our operations.

ITEM 7.  FINANCIAL STATEMENTS.

     We set forth below a list of the financial statements of our company included in this annual report, followed by such financial statements.


Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . .24

Consolidated Financial Statements:

  Consolidated  Balance Sheet at December 31, 2000 . . . . . . . . . . . . .25

  Consolidated Statements of Income for the Years Ended
  December 31, 1999 and December 31, 2000. . . . . . . . . . . . . . . . . .26

  Consolidated Statements of Stockholders' Equity (Deficit)
  for the Years Ended December 31, 1999 and December 31, 2000. . . . . . . .27

  Consolidated Statements of Cash Flows for the Years Ended
  December 31, 1999 and December 31, 2000. . . . . . . . . . . . . . . . . .28

  Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .30

                  INDEPENDENT AUDITORS' REPORT


Board of Directors
eAcceleration Corp.

We have audited the accompanying consolidated balance sheet of eAcceleration Corp. and its subsidiary Acceleration Software International Corporation (collectively, the "Company"), as of December 31, 2000, and the related consolidated statements of income, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAcceleration Corp. and subsidiary, as of December 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

McKennon, Wilson & Morgan LLP

Irvine, California
March 15, 2001
                              eACCELERATION CORP.

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                           December 31,
                                                              2000
                                                           ------------

Current assets:
  Cash                                                     $   350,607
  Restricted cash (Note 7)                                     774,985
  Accounts receivable, net of allowance for doubtful
    accounts of $150,000                                     1,015,743
  Prepaid insurance (Note 8)                                   248,775
  Other current assets                                           7,965
                                                           ------------
    Total current assets                                     2,398,075

Property and equipment, net (Note 3)                           120,793
Patents and trademarks, net (Note 4)                            67,078
Other assets                                                    24,173
                                                           ------------

                                                           $ 2,610,119
                                                           ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                         $ 1,459,016
  Other accrued liabilities                                    103,460
  Due to subscribers (Note 7)                                  774,985
  Current portion of long-term debt (Note 8)                   128,387
                                                           ------------
    Total current liabilities                                2,465,848
                                                           ------------

Long-term accounts payable, net of current
    portion (Note 6)                                           205,038
Long-term debt, net of current portion (Note 8)              80,942
                                                          ------------

    Total liabilities                                        2,751,828
                                                           ------------

Commitments and contingencies (Note 10)                            -

Stockholders' deficit (Note 11):
  Common stock, par value $.0001; 100,000,000
       shares authorized; 34,300,000 shares
       issued and outstanding                                    3,430
  Additional paid-in capital                                   600,073
  Accumulated deficit                                         (745,212)
                                                           ------------
    Total stockholders' deficit                               (141,709)
                                                           ------------

                                                           $ 2,610,119
                                                           ============

       See accompanying notes to these consolidated financial statements.

                              eACCELERATION CORP.

                       CONSOLIDATED STATEMENTS OF INCOME

                                                    Year Ended December 31,
                                                --------------------------------
                                                   1999                 2000
                                                ------------        ------------
Revenues:
  Internet                                      $ 2,744,869         $ 6,089,293
  License                                         2,014,600           1,585,453
                                                ------------        ------------
                                                  4,759,469           7,674,746
                                                ------------        ------------

Costs and expenses:
  Advertising and marketing                       2,395,129           5,415,199
  Software and web development                    1,053,754           1,650,359
  General and administrative                        594,957             743,089
  Bad debt expense                                   46,750             546,112
  Initial public offering (Note 7)                        -             654,417
                                                ------------        ------------
                                                  4,090,590           9,009,176
                                                ------------        ------------

Income (Loss) from operations                       668,879          (1,334,430)
                                                ------------        ------------

Other income (expense):
  Interest income                                     5,219              11,675
  Interest expense                                     (563)             (6,809)
  Impairment of investment                                -             (45,000)
                                                ------------        ------------
                                                      4,656             (40,134)
                                                ------------        ------------

Net income (loss)                               $   673,535         $(1,374,564)
                                                ============        ============

Basic and diluted earnings per common share     $      0.02         $     (0.04)
                                                ============        ============

Weighted average shares outstanding:
    Basic                                        34,300,000          34,300,000
                                                ============        ============
    Diluted                                      34,407,088          34,300,000
                                                ============        ============





       See accompanying notes to these consolidated financial statements.

                               eACCELERATION CORP.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                    Retained
                                           Common Stock           Additional        Earnings                      Stockholders'
                                   -------------------------        Paid-in       (Accumulated       Treasury        Equity
                                    Shares          Amount          Capital          Deficit)          Stock        (Deficit)
                                   --------        ---------      -----------      -----------      -----------   -------------

Balances, January 1, 1999          34,300,000      $    3,430     $   217,454      $   362,420      $ (115,000)    $  468,304

Value of stock options issued               -               -         128,751                -               -        128,751

Distributions to stockholders               -               -               -         (390,241)              -       (390,241)

Cancellation of treasury stock              -               -        (100,000)         (15,000)        115,000              -

Value of officer's services                 -               -         104,000                -               -        104,000

Net income                                  -               -               -          673,535               -        673,535
                                   -----------     -----------    ------------     ------------     -----------    ------------

Balances, December 31, 1999        34,300,000      $    3,430     $   350,205      $   630,714      $        -     $  984,349

Value of stock options vested,
net of cancellations                        -               -         145,868                -               -        145,868

Distributions to stockholders               -               -               -           (1,362)              -         (1,362)

Value of officer's services                 -               -         104,000                -               -        104,000

Net loss                                    -               -               -       (1,374,564)              -      (1,374,564)
                                   -----------     -----------    ------------     ------------     -----------    ------------
Balances, December 31, 2000        34,300,000      $    3,430     $   600,073      $  (745,212)     $        -     $  (141,709)
                                   ===========     ===========    ============     ============     ===========    ============




        See accompanying notes to these consolidated financial statements.

                               eACCELERATION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           December 31,
                                                                                 ------------------------------
                                                                                     1999              2000
                                                                                 ------------      ------------

Cash flows from operating activities:
  Net income (loss)                                                              $    673,535      $(1,374,564)
  Adjustments to reconcile  net income  (loss) to net cash
      provided by operating activities:
    Depreciation and amortization                                                      52,833           92,995
    Write-off of deferred offering costs                                                    -          654,417
    Bad debt expense                                                                   46,750          546,112
    Fair value of officer's services                                                  104,000          104,000
    Value of stock options vested, net of cancellations                               128,751          145,868
    Impairment of investment                                                                -           45,000
    Other                                                                                   -           42,295
    Changes in operating assets and liabilities:
        Accounts receivable                                                          (523,025)        (843,912)
        Unbilled receivables                                                         (139,547)         139,547
        Other current assets                                                         (108,891)          92,326
        Accounts payable                                                              525,605          715,975
        Accrued liabilities                                                            62,982          (31,339)
        Other current liabilities                                                     (14,528)               -
                                                                                 -------------     ------------

Net cash provided by operating activities                                             808,465          328,720
                                                                                 -------------     ------------

Cash flows from investing activities:
  Purchases of equipment                                                              (77,211)         (93,033)
  Patent and trademark expenditures                                                   (28,922)          (7,646)
  Investment in Contera                                                                     -          (50,000)
  Other assets                                                                        (52,415)          41,842
                                                                                 -------------     ------------

Net cash used in investing activities                                                (158,548)        (108,837)
                                                                                 -------------     ------------

Cash flows from financing activities:
  Deferred offering costs                                                            (163,553)        (117,826)
  Restricted cash received in connection
    with initial public offering                                                            -         (774,985)
  Due to subscribers                                                                        -          774,985
  Payments on capital lease obligations                                                (5,833)               -
  Payments on note payable                                                                  -          (79,571)
  Distributions to stockholders                                                      (390,241)          (1,362)
                                                                                 -------------     ------------

Net cash used in financing activities                                                (559,627)        (198,759)
                                                                                 -------------     ------------

Net increase in cash                                                                   90,290           21,124

Cash at beginning of year                                                             239,193          329,483
                                                                                 -------------     ------------

Cash at end of year                                                              $    329,483      $   350,607
                                                                                 =============     ============


                          (continued on following page)
                               eACCELERATION CORP.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                                                                                        December 31,
                                                                                            -----------------------------------
                                                                                                1999                   2000
                                                                                            ------------           ------------

Supplemental  disclosure of cash flow  information-
    Cash paid during the period for:
        Interest                                                                            $        563           $      6,809
                                                                                            =============          =============

Non-cash investing activity:

Retirement of fully depreciated assets                                                      $          -           $    207,897
                                                                                            =============          =============

Non-cash financing activities:

Financing of a prepaid insurance policy                                                     $          -           $    288,900
                                                                                            =============          =============
Increase in accounts payable for deferred offering costs                                    $    169,993           $    203,045
                                                                                            =============          =============


















       See accompanying notes to these consolidated financial statements.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1   ORGANIZATION AND HISTORY

ORGANIZATION AND NATURE OF OPERATIONS

eAcceleration Corp., a Delaware corporation, (the "Company"), was incorporated on November 1, 1999. At such time, the Company acquired 100% of the issued and outstanding common stock of Acceleration Software International Corporation, a Washington corporation ("ASIC"). ASIC was formed in June 1995 as Ballard Synergy Corporation and immediately merged with Ballard Synergy Corporation, a Nevada corporation ("Ballard"), and changed its name in 1996. Ballard was originally incorporated in the state of Nevada in 1987. In connection with the Company's acquisition of ASIC, the Company issued to its two stockholders one share for every two shares of ASIC that was issued and outstanding at such time. This acquisition of ASIC by the Company was accounted for at historical basis similar to a pooling of interests since the companies were under common control.

Beginning in late 1998, the Company has maintained an integrated suite of websites, which allow Internet users to receive free software products in exchange for using the Company's home page as their start page. The Company sells online advertising space to online media buyers and merchants who can be assured they will reach a relatively captive and targeted set of Internet users. The Company is thus able to sell to such clients no-risk advertising based on quantifiable actions by Internet users on a per click-through, per download, or per sign-up basis. The Company provides co-branding and marketing services from its websites.

Since inception, the Company has developed and licensed software that primarily increases the speed of processing by computers, computer accessories and software. The Company licenses its software to a sole-source vendor in Japan under a long-term contract. English versions are available on the Company's web sites at no cost.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 2000, the Company incurred a net loss totaling $(1,374,564) largely due to the costs charged to operations for the aborted initial public offering (the "Offering") of the Company's common stock, par value $.0001 per share, bad debts and a decline in Internet advertising prices and related margins. As of December 31, 2000, the Company had a working capital deficit of approximately $(67,773). As of December 31, 2000, the Company was not in compliance with the covenants set forth in its line of credit with the Silverdale State Bank and may not be able to withdraw funds against such line of credit. At present, management believes that cash flows from operations will be sufficient to meet its obligations as they become due. If the Company requires funds for operations, its two sole shareholders will support the Company for the foreseeable future. In the event management is unable to receive such support, the Company could experience an adverse financial impact on its financial condition, operations, and cash flows.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts have been eliminated in consolidation.

                               eACCELERATION CORP.

REVENUE RECOGNITION

Revenues from license fees and from sales of software products is recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, no significant Company obligations with regard to implementation remain, the fee is fixed or determinable, and collectibility is probable. Management believes its revenue recognition policies are in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." Statements of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," and 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" currently do not apply.

The Company has a long-term contract to deliver software products which require significant production, modification or customization. Revenue generally is recognized in a manner which approximates SOP 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts" as provided under SOP 97-2. At the time the contract is known to result in a loss at completion, the Company will record a charge to operations. Billings in excess of costs on uncompleted contracts are reflected as deferred revenues. Costs in excess of billings on uncompleted contracts are recorded as unbilled revenue included in accounts receivable.

Advertising revenues consist of web banner advertising, text links, pop-ups/pop-downs, completion pages, dialog boxes and newsletters. A banner, the most common form of advertisement on the web, directly links a user to the advertiser's website or promotion through a box on the website which may be transitory. A text link, consisting of an advertiser's position on the Company's website, consists of a link to the advertiser's website which remains in a designated position until the advertising position is removed from the website. Pop-ups consist of a web page that pops open on top of another web page, keeping the original page open underneath; a pop-down opens behind the current page, and appears when the user closes the current page. Completion pages are those that are generated by our website after a person completes a web-based signup (for promotions, information, etc.). Dialog boxes are web pages that request some type of response from a user, usually at the time a user registers for our software, and advertising is included in these boxes. Newsletters are written by members of the Company's staff, and the articles are interspersed with "ads" containing links to our advertisers' sites. Revenues can be based on impressions, click-throughs, sign-ups, registrations, commissions, or downloads. Revenues from contracts based on impressions, click-throughs, sign-ups, registrations, commissions and downloads are recognized in the period in which users execute these pre-defined actions. The rates for impressions range up to $5.00 per thousand actions and the rates for click-throughs range up to $500.00 per thousand actions. Sign-ups are billed at the rate of up to $1.00 each field and downloads are billed at the rate of up to $2.50 each.

During 2000, the Company discontinued Internet revenue sharing programs. The Company's revenues derived from revenue sharing programs during the years ended December 31, 1999 and 2000, have been inconsequential.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" providing the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. For companies such as the Company, with fiscal years that begin between December 16, 1999, and March 15, 2000, portions of SAB No. 101 became effective for the fourth quarter of 2000. The Company adopted these portions of SAB No. 101 with no material effect on the Company's financial position or results of operations.

ADVERTISING COSTS

Advertising costs are expensed as incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred.

                               eACCELERATION CORP.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the double declining method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

SOFTWARE DEVELOPMENT COSTS

Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," states that all costs incurred in connection with the development of software subsequent to technological feasibility should be capitalized until such time that the software is available to customers. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility and, as such, no costs have been capitalized to date.

DEFERRED OFFERING COSTS

Direct costs incurred in connection with the Company's Offering were capitalized. Since the Offering was unsuccessful, the Company charged these costs to operations (Note 7).

PATENTS AND TRADEMARKS

Patents and trademarks are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company accounts for impairment of long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount, or fair value less costs to sell. At present, the Company reviews for impairment annually.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments whereby the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet. The Company's financial instruments consist of accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2000.

EARNINGS PER SHARE

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The table set forth below reconciles the components of the basic net income per share calculation to the components of the diluted net income per share calculation.

                               eACCELERATION CORP.

                                                                          December 31,
                                                           ----------------------------------------
                                                               1999                        2000
                                                           ------------                 -----------

Weighted average shares outstanding - basic                  34,300,000                  34,300,000
Effect of dilutive stock options                                107,088                           -
                                                           ------------                 -----------
Weighted average shares outstanding - dilutive               34,407,088                  34,300,000
                                                           ============                 ===========

Since the Company had a net loss for the year ended December 31, 2000, stock options have been excluded from the calculation of the weighted average shares outstanding, as their effects are anti-dilutive.

INCOME TAXES

The Company elected to be taxed under Subchapter S of the Internal Revenue Code. Accordingly, profits and losses are reflected in the individual income tax returns of the stockholders. Income taxes are not material to the consolidated financial statements.

RISKS, UNCERTAINTIES AND CONCENTRATIONS

The Company's operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve profitability in this industry segment.

The Company, at times, maintains cash balances at a certain financial institution in excess of amounts insured by Federal agencies.

The Company provides credit in the normal course of business to clients throughout the United States and in countries located in Asia, Oceania and the Caribbean. The Company has a policy to perform credit evaluations on all customers with significant orders. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

STOCK COMPENSATION

The Company accounts for employee stock options using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." The Company makes pro forma disclosures of net income and earnings per share, as if the fair value method of accounting had been applied. The Company accounts for stock options issued to non-employees under the fair value method, using the Black-Scholes model to estimate the value of these options.

COMPREHENSIVE INCOME

The Company is required to report components of comprehensive income. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company has no items which give rise to reporting comprehensive income.

                               eACCELERATION CORP.

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company is required to provide disclosures of financial and descriptive information about its operating segments in annual and interim financial reports issued to stockholders. An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and assessing performance, and for which discrete financial information is available.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2000:

Equipment                                           $     201,453
Furniture and fixtures                                      1,100
Vehicles                                                   39,987
                                                    --------------
                                                          242,540

Less accumulated depreciation                            (121,747)
                                                    --------------
                                                    $     120,793
                                                    ==============

During the years ended December 31, 1999 and 2000, depreciation expense totaled $39,846 and $74,381, respectively. Also, the Company removed certain fully-depreciated assets from the books totaling $207,897 during 2000.

NOTE 4   PATENTS AND TRADEMARKS

Patents and trademarks consist of the following as of December 31, 2000:

Patents                                             $     114,113
Trademarks                                                  6,326
                                                    --------------
                                                          120,439

Less accumulated amortization                             (53,361)
                                                    --------------

                                                    $      67,078
                                                    ==============

During the years ended December 31, 1999 and 2000, amortization expense totaled $12,987 and $18,614, respectively. Also, the Company wrote-off trademarks totaling $2,170 during 2000.

NOTE 5   LONG-TERM CONTRACTS

POINTE CONTROL

On May 26, 2000, the Company's distribution agreement with Pointe Control was terminated with no further obligations. Revenues generated under the Pointe Control agreement for the year ended December 31, 1999, were $2,014,600 and for the year ended December 31, 2000, were $610,453. No bonus payments were received in connection with this contract.

                              eACCELERATION CORP.

SOURCENEXT CORPORATION

On May 26, 2000, the Company replaced the Pointe Control agreement with a distribution agreement with SourceNext Corporation, the beneficiary of the Pointe Control agreement. The SourceNext agreement provides for 24 consecutive guaranteed monthly payments of $75,000 that began in June 2000. Under the SourceNext agreement, the Company will also receive an additional $75,000 per product for a total of 24 products that the Company delivers under the terms of the agreement during the same 24-month period. Additionally, the SourceNext agreement provides for up to five bonus payments of $400,000 each if sales of certain of the Company's software products reach "top product" status. "Top product" status is based on sales totals as determined by a weekly Japanese online industry report set forth in the agreement. Under the SourceNext agreement, a product receives two points for being in the top ten on the industry report's best seller's list, and one point for being ranked eleven through twenty on this list. Once a product has accumulated 18 points, it has achieved "top product" status. None of the Company's products have achieved "top product" status during the year ended December 31, 2000.

In connection with the contract, the Company receives guaranteed monthly payments of $75,000 each, for 24 months, which may be extended an additional 12 months at the option of the parties. The contract provides for the delivery of 24 products, many of which are unspecified. Management began recording revenue based on labor costs incurred. Management determined that estimates at completion were difficult to prepare. Accordingly, management records revenues based on guaranteed payments of $75,000 monthly, with the revenues recorded for each software product upon delivery. Software products are generally completed within 90 days from commencement of production. Accordingly, management believes that its recognition of revenues from this contract generally reflect the percentage of completion method. The Company recorded $975,000 in revenues for the year ended December 31, 2000 in connection with this contract.

NOTE 6 - LONG-TERM ACCOUNTS PAYABLE

As of December 31, 2000, the Company had an account payable to its corporate counsel totaling $473,038, which was owed for work performed in connection with the Company's recently-terminated public offering. On January 1, 2001, the Company entered into a Retainer Agreement for Legal Services with this corporate counsel. The agreement calls for a retainer fee of $81,000 per year, and an additional monthly payment of $14,000 for the next 27 months to reduce the outstanding balance of $473,038. Such Retainer Agreement also reduces the account payable balance by $100,000, to $373,038, and the agreement is cancelable at any time by either party upon written notice. The Company has recorded a long-term account payable for the amount of monthly payments under the agreement which will be due beyond December 31, 2001, which payments total $205,038. The current portion of the amount owed, $168,000, has been included in accounts payable.

Maturities of long-term accounts payable are as follows:

               For the year ending
                   December 31,
                   ------------

                      2001           $   168,000
                      2002               168,000
                      2003                37,038
                                     -----------
                                     $   373,038
                                     ===========

NOTE 7 - INITIAL PUBLIC OFFERING

On December 21, 2000, the board of directors decided to terminate the Company's Offering. Offering costs incurred totaling $654,417, net of negotiated fee reductions, were charged to operations in 2000. On January 31, 2001, the Company requested the immediate return of all funds received from subscribers by the escrow agent, all of which were held in escrow, due to the Company's inability to sell at least the minimum number of shares of its common stock set forth in the Registration Statement under the terms of the Offering. The Company withdrew its Registration Statement from the SEC on March 6, 2001.

                              eACCELERATION CORP.

NOTE 8 - LONG TERM DEBT

On August 14, 2000, the Company financed an insurance policy with a note payable in the amount of $260,010. Principal together with interest at 8.21% per annum, totaling $11,734 is payable monthly, ending in July 2002. As of December 31, 2000, the Company had a total of $128,387 recorded as the current portion of the long-term debt with the balance of $80,942 recorded as the long-term portion.

On January 15, 2001, the Company canceled the insurance policy; the refund from the overpayment of insurance, if any, will be applied to satisfy the remaining balance of the note.

NOTE 9   LINE OF CREDIT

In October 2000, the Company's operating subsidiary, ASIC, was granted a $300,000 line of credit with a local bank. Any amounts drawn on the line of credit will bear interest at a variable rate equal to the bank's prime rate plus 0.25%. Any amounts drawn from this line of credit will be secured by assets of the Company and those of its subsidiary. The Company had no amounts outstanding in connection with this line of credit as of December 31, 2000. As of December 31, 2000, the Company was in violation of one or more of the covenants set forth in line of credit. Unless the Company complies with all such covenants, it may not be able to withdraw any funds against this credit facility.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company currently leases two facilities that house the Company's operations. One of these leases was extended in February 1999 for an additional five years, and expires in the year 2004. This lease requires monthly payments of $1,874.

In December 1999, the Company entered into a lease agreement with a four-year term for a 10,000 square-foot facility. The lease requires monthly payments of $7,643 for months one through four and $8,492 for months five through twelve. All remaining payments are increased by $0.30 per square foot annually. The Company has the option of terminating the lease at the end of the second year. The accompanying statement of operations for the year ended December 31, 2000, reflects rent expense using normalization.

The Company's future annual minimum lease payments under all non-cancelable operating leases at December 31, 2000, are as follows:

                  Year Ending
                  December 31,
                  ------------

                      2001                      127,174
                      2002                       31,236
                      2003                       22,491
                      2004                        1,874
                                             ----------
                                             $  182,775
                                             ==========

Total rent expense for the years ended December 31, 1999 and 2000, amounted to $23,539 and $120,043, respectively.

                              eACCELERATION CORP.

LITIGATION

The Company is subject to a limited number of claims and actions that arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company. Management is unaware of any matters that may have material impact on the Company's financial position, results of operations, or cash flows.

EMPLOYMENT AND CONSULTING CONTRACTS

On July 12, 1999, the Company entered into a consulting agreement with Millenium Capital Quest for services consisting of financial public relations, corporate structuring and marketing. The terms of the contract included, among others, payments of up to an aggregate of $187,500 and a grant of options to purchase 34,300 shares at an exercise price of $5.31. The options granted vest over five years from the date of grant and their exercise is contingent on the closing of an initial public offering. The agreement expired on July 11, 2000, and the options expire on December 31, 2004.

On November 1, 1999, the Company entered into employment agreements with its two stockholders. Each of these agreements is for a period of five years and each provides compensation annually in the amount of $104,000 and a bonus based on 2.5% of earnings before income taxes, depreciation, amortization and extraordinary items of the immediately preceding year. These agreements are not yet effective. However, in March 2001, the Company amended these employment agreements to provide for the agreements to become effective upon the closing of a private placement of the Company's securities with proceeds of at least
$1 million or the commencement of a public trading market for the Company's common stock.

NOTE 11 - STOCKHOLDERS' EQUITY (DEFICIT)

COMMON STOCK PURCHASE OPTIONS

Substantially all stock options reported in these financial statements are options granted by ASIC to purchase shares of common stock of ASIC, the Company's wholly-owned subsidiary. Prior to these options becoming exercisable, it is the Company's intention to enter into an arrangement, pursuant to a merger with ASIC or otherwise, whereby it will exchange these options, so that optionholders at such time will receive one option to purchase one share of the Company's common stock for every option to purchase two shares of ASIC's common stock, at twice the exercise price. All amounts reported in this annual report on Form 10-KSB have been adjusted to reflect the assumed exchange of options. Additionally, it is assumed that eAcceleration has assumed all ASIC obligations with respect to these options and the underlying plan, unless otherwise indicated.

In 1995, the Company adopted the 1995 Stock Option Plan (the"1995 Plan") pursuant to which officers, directors and employees of the Company were eligible to receive options to purchase common stock of the Company. Options to purchase 27,500 shares were granted at $0.70 per share, vested over four years and expire ten years from the date of grant. As of December 31, 2000, the Company had 25,000 options outstanding and exercisable.

On June 1, 1999, the Board of Directors of ASIC adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, as amended, the Company may issue up to 5,000,000 shares of common stock. The 1999 Plan is currently administered by the Board of Directors of ASIC, which determines the terms and conditions of the options granted, including exercise price, number of options granted and the schedule of when the options become exercisable. Incentive stock options may only be issued to employees and generally vest evenly over ten years from the date of grant and may not, in any case, vest beyond ten years from the date of grant. Non-qualified stock options issued to non-employees vest evenly and become exercisable over a period of five years from the date of the grant. Forfeitures are returned to the plan and become available for grant. Vesting of the employee options and non-employee options can only be accelerated in the event that there is a merger, consolidation or transfer of substantially all of the assets of the Company, and the successor to such transaction does not assume the obligations relating to the options. Incentive stock options have an exercise price of no less than the estimated fair value of the underlying shares of the Company's common stock at the date of grant and non-qualified stock options have an exercise price of not less than 85% of the estimated fair value of the underlying stock on the date of grant. The Company shall not issue any options or warrants with an exercise price of less than 85% of fair value of the underlying shares of its common stock on the date of
                              eACCELERATION CORP.

the grant. The Board of Directors has established the estimated fair value of the Company's common stock as of July 1, 1999, to be equal to the Offering price of $6.25 per share.

As of December 31, 2000, the Company had an aggregate of 392,500 employee options, net of cancellations, outstanding, each of which currently has an exercise price of $6.25 per share. The Company also had an aggregate of 199,300 options issued to non-employees, net of cancellations, outstanding, each of which currently has an exercise price of $5.31 per share. Non-employees consist of non-employee directors providing advisory services relating to strategic planning, operations, and capitalization, as well as other consultants providing technical consulting services relating to online marketing and online media, software testing, servers, bandwidth and programming, accounting services, legal services relating to patents and trademarks and financial public relations and marketing services. All non-employee grants, except those issued to Millennium Capital Quest, were granted under the 1999 Plan and are subject to the terms discussed above.

With respect to options issued to employees as discussed above, on October 31, 1999, the Company granted to its then chief financial officer options to purchase 150,000 shares. As a result of his resignation as chief financial officer in February 2000 and his agreement to serve as a consultant to the Company, these options were amended so that he currently has options to purchase 10,000 shares of the Company's common stock at an exercise price of $5.31 per share, which shall become fully vested and exercisable upon the shares of the Company's common stock becoming publicly traded at some future date. The options will expire in 2004. In connection with the amendment to this stock option grant, the Company will charge operations $49,200 for the estimated fair value of the options to purchase 10,000 shares of Common Stock upon the close of a public offering of the Company's stock at some future date.

Options to purchase an aggregate of 199,300 shares of common stock issued to non-employees were valued based on the Black-Scholes valuation model. The fair value of each option granted to non-employees is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions for grants in 1999: no dividend yield, an expected volatility of 99%, a risk-free interest rate of 6.0%, and an expected option life of five years. Future annual aggregate compensation for non-employee stock options to be charged to future operations over the remaining vesting period as of December 31, 2000, is as follows:

               Year Ending
               December 31,
               ------------

                  2001                   187,786
                  2002                   187,786
                  2003                   187,786
                  2004                   100,948
                                      ----------

                                      $  664,306
                                      ==========

Compensation charges, net of cancellations, during the year ended December 31, 1999 and 2000 were $128,751 and $145,868 respectively.

                               eACCELERATION CORP.

Stock option activity under the 1995 Plan and 1999 Plan was as follows:

                                                                          Range of
                                                Number of Shares       Exercise Prices
                                                ----------------       ----------------
Outstanding, January 1, 1999                             27,500            $      0.70
Options granted                                       1,069,300              5.31-6.25
Options canceled                                       (100,000)             5.31-6.25
                                                ----------------       ---------------

Outstanding, December 31, 1999                          996,800            $ 0.70-6.25
Options granted                                          10,000                   5.31
Options canceled                                       (390,000)             0.70-6.25
                                                ----------------       ----------------

Outstanding, December 31, 2000                          616,800            $ 0.70-6.25
                                                ================       ================

The following table summarizes stock options outstanding at December 31, 2000:

                             Option Outstanding                              Options Exercisable
            ------------------------------------------------------     ----------------------------------
                                                          Weighted                             Weighted
            Number Outstanding     Average Remaining      Average                              Average
Exercise     at December 31,         Contractual Life     Exercise     Number Exercisable      Exercise
 Price            2000                (Years)              Price       December 31, 2000         Price
- -------     ------------------     ----------------       --------     ------------------      ----------
$  0.70                25,000             4.67            $   0.70             25,000          $ 0.70
   5.31               199,300             4.00                5.31                  - (1)        5.31 (1)
   6.25               392,500             9.00                6.25                  - (1)        6.25 (1)
            ------------------                                         ------------------
                      616,800             7.42                5.72             25,000            0.70
            ==================                                         ==================

- ----------------------

     (1) The 1999 Plan provides that options vested under the Plan shall not be exercisable until the occurrence of a Liquidity Event, i.e., a merger, consolidation, or transfer of substantially all the assets of the Company, or the closing of a public offering of the Company's stock with proceeds of at least $10 million. Accordingly, none of the options vested under the 1999 Plan are exercisable. As of December 31, 2000, of the 199,300 options outstanding, there were 37,860 options fully vested with an exercise price of $5.31. Also, of the 392,500 options outstanding, there were 39,250 options fully vested with an exercise price of $6.25.


PRO FORMA DISCLOSURE

Had compensation cost for the Company's employee stock options been accounted for using the fair value method of accountancy described by SFAS No. 123 (see
Note 2), the Company's reported net income of $673,535 and net income per share of $0.02 for the year ended December 31, 1999, would have been decreased to $529,932 and $0.02 per share, respectively. For the year ended December 31, 2000, the Company reported a net loss of $(1,374,564) and a net loss per share of $(0.04). This would have been increased to $(1,567,674) and $(0.05) per share, respectively. For purposes of this disclosure, the fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999: no dividend yield, an expected volatility of 99%, a risk-free interest rate of 6.0%, and an expected option life of ten years.

See Note 12 for treasury stock transaction with a related party.

                              eACCELERATION CORP.

NOTE 12 - RELATED PARTY TRANSACTIONS

In fiscal 1997, the Company repurchased all shares of the Company's common stock issued to a former director for $115,000; this common stock was originally issued at $100,000. On August 31, 1999, the Board of Directors of the Company approved the cancellation of such shares and, accordingly, the Company charged retained earnings in the amount of $15,000 for the difference between the original issuance price and the repurchase price.

NOTE 13   SEGMENT AND OTHER INFORMATION

Geographical revenue information is based on the origin of the sales. Revenues by geographic region are as follows for the years ended December 31, 1999 and 2000:

                                    1999                2000
                               -------------        -------------

     Asia                      $  2,014,600         $  1,585,453
     United States                1,992,140            5,615,882
     Other                          752,729              473,411
                               ------------         ------------
         Total revenues        $  4,759,469         $  7,674,746
                               ============         ============

During years ended December 31, 1999 and 2000, revenues from our largest Asian clients accounted for approximately 42% and 21% of total revenues respectively, and all of the Company's software licensing revenues. See note 5 for discussion about the Company's contracts with its Asian clients.

NOTE 14   OTHER CONTRACTS

CONTERA

During the year, the Company entered into an agreement with Contera Corporation ("Contera"), an unrelated party, to provide download and Internet-related marketing services for the unrelated party's product. The Company has the option to convert the amount receivable from Contera into shares of common stock at the rate of 10,000 for every $50,000. The receivable is convertible into common stock beginning March 2001, according to the agreement. In connection with this agreement, the Company wrote off 90% of the receivable due from Contera due to uncertainty over collectibility.

In October 2000, the Company entered into a securities purchase agreement with Contera, whereby the Company purchased 10,000 shares of Contera's common stock for $50,000, and received warrants to purchase an additional 100,000 shares of Contera's common stock with an exercise price of $5.00 per share. The Company received the right to also purchase an additional 10,000 shares of Contera's common stock and warrants to purchase an additional 100,000 shares of Contera's common stock under the same terms and conditions as the previous sale. As of December 31, 2000, the Company impaired $45,000 of the $50,000 investment due to financial difficulties of Contera; no further investments in Contera have been made.

NOTE 15 QUARTERLY FINANCIAL INFORMATION AND FOURTH QUARTER ADJUSTMENTS
          (unaudited)

The Company determined it was necessary to revise its unaudited results of operations in the year ended December 31, 2000 to defer revenues under the SourceNext contract and to correct an error in advertising expenses. Significant adjustments of the fourth quarter of fiscal 2000 affecting previously reported quarters are as follows:

                              eACCELERATION CORP.

                                                                                                                    Three months
                          Three months ended             Three months ended             Three months ended              ended
                            March 31, 2000                  June 30, 2000               September 30, 2000       December 31, 2000
                     ----------------------------      -------------------------    ---------------------------  -----------------
                         As                                As                          As
                     Originally           As           Originally        As         Originally          As
                      Reported         Restated         Reported      Restated       Reported        Restated
                     (Unaudited)      (Unaudited)      (Unaudited)   (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)
                     -----------      -----------      -----------   -----------   ------------     -----------    ------------


Revenues             $ 1,931,118      $ 1,931,118      $ 1,905,963   $ 1,650,963   $  2,299,522     $ 2,098,522    $ 1,994,143

Costs and expenses     1,831,828        1,831,828        1,869,669     1,790,545      2,186,923       2,186,923      3,199,880

Net income (loss)    $   100,065      $   100,065      $    37,659   $  (138,217)  $    121,413     $  (79,587)    $(1,256,825)

Earnings (loss) per
 common share, Basic
  and Diluted            -                -                -             -              -              -           $     (0.04)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                               PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Directors and executive officers

     The following persons are our current executive officers and directors and director nominees:

Name                       Age            Position
- ----                       ---            --------
Clint Ballard              38             president, chief executive officer and
                                          director

Diana T. Ballard           44             chairman of the board, secretary, and
                                          treasurer

E. Edward Ahrens           53             chief financial officer

Edward P. Swain, Jr.       65             director

William E. Hoke            62             director

     Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

     CLINT BALLARD  is  the   president   and  chief   executive   officer  of
eAcceleration, serving as chief executive officer, president, or in other executive capacities since inception. Mr. Ballard received a B.S. in mathematics from the California Institute of Technology in 1984.

     DIANA T. BALLARD is the chairman of the board, secretary and treasurer of eAcceleration, serving as chairman of the board as well as in other executive capacities, including president, since inception. Ms. Ballard is the wife of Clint Ballard.

     E. EDWARD AHRENS has been our chief financial officer since February 2000. Mr. Ahrens has been self employed as a certified public accountant from October 1993 through the present, and in this capacity has been our regular accountant, providing accounting and controller functions to us since 1995. Mr. Ahrens continues to maintain his accounting practice on a part-time basis, while devoting a majority of his time to his position as our chief financial officer. Mr. Ahrens received a bachelor degree in business administration -- banking and finance, from North Texas University in 1971.

     EDWARD P. SWAIN, JR. has been a director since August 2000 and served as consultant to us from September 1999 through August 2000. Mr. Swain has served as president of P T Holdings Corporation since January 1992. From January 1992 through December 1997, Mr. Swain also served as president, chief executive officer and director of Port Townsend Paper Corporation and from December 1997 to December 1998 he served as chairman of the board of such company. Mr. Swain has served as a director of FiberMark, Inc. since 1998 and as director of Interactive Financial Services Group, Inc. since December 1998. He is also a member of the board of trustees of the Museum of Flight in Seattle, Washington. Mr. Swain received a B.A. from Williams College in 1957 and a LLb from Harvard Law School in 1964.

     WILLIAM E. HOKE has been a director since August 2000. Mr. Hoke has been self-employed since January 1996 through the present, serving as president of Hoke Consulting. Mr. Hoke's firm on occasion provides us with advertising and public relations services. From August 1990 to January 1996, Mr. Hoke served as vice president of Graf - Hoke/Medical Marketing, Inc. He is the volunteer chair of the Kitsap United Way marketing committee and served on the board of the Kitsap County Economic Development Council between 1996 and 1998.

        Our future success depends to a significant extent on the efforts and abilities of our senior management, particularly Clint Ballard, our president and chief executive officer, Diana T. Ballard, our chairman of the board, secretary and treasurer, and other key employees, including our technical and sales personnel. The loss of the services of any of these individuals could harm our business. We may be unable to attract, motivate and retain other key employees in the future. Competition for employees in Internet-related businesses is intense, and in the past we have experienced difficulty in hiring qualified personnel. We are the beneficiary of a "key person" term life insurance policy in the amount of $2,000,000 on the life of Clint Ballard, our president and chief executive officer.

     Our board of directors is elected annually by our stockholders. In August 2000, Edward P. Swain, Jr. and William E. Hoke were elected to serve as non-employee directors. In 2000, directors received no cash compensation for their services to us as directors, but were reimbursed for expenses actually incurred in connection with attending meetings of the board of directors and shall continue to receive any such reimbursements in 2001. Our non-employee directors began receiving payments of $500 per fiscal quarter in March 2001. Members of the board of directors are eligible to participate in ASIC's 1999 stock option plan.

     We currently have no audit committee, compensation committee or nominating committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2000 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

     The following summary compensation table sets forth, for the three years ended December 31, 2000, the cash and other compensation paid to Clint Ballard, our president and chief executive officer, and Diana T. Ballard, our chairman of the board, secretary and treasurer. No other individual served as an executive officer of our company during 2000 whose total compensation, for services rendered during 2000, was $100,000 or more.

                           SUMMARY COMPENSATION TABLE


                                             Annual compensation
                                 -------------------------------------------

Name and
principal position               Year           Salary             Bonus
                                 ----         ----------        -----------
Clint Ballard                    2000         $  104,000        $         0
  President and chief            1999            104,000            194,929
  executive officer              1998            104,000            198,325

Diana T. Ballard                 2000         $  104,000 *      $         0
 Chairman of the board,          1999            104,000 *          194,929
   secretary and treasurer       1998            104,000 *          198,325
- ------------

* In 1998, 1999 and 2000, we paid Ms. Ballard no salary. The estimated annual value of her services is $104,000. Accordingly, Ms. Ballard is deemed to have earned $104,000 in 1998, 1999 and 2000, and we accounted for this amount as contributed capital with a corresponding charge to our operations in such years.

     Bonuses listed on the table represent S-corporation distributions. The value of all perquisites provided to either of Mr. or Ms. Ballard did not exceed the lesser of $50,000 or 10% of his or her salary and bonus.

EMPLOYMENT AGREEMENTS

     We have entered into employment agreements with each of Clint Ballard and Diana T. Ballard. Neither of these agreements are effective yet. The employment agreement with Clint Ballard, as amended, provides for him to serve as the president, chief executive officer and a director, and provides for an annual base salary of $104,000 and a bonus of 2.5% of our income before taxes, depreciation, amortization and extraordinary items with respect to fiscal years during the term of the agreement. The employment agreement with Diana T. Ballard, as amended, provides for her to serve as the chairman of the board, provides for an annual base salary of $104,000 and provides for a bonus of 2.5% of our income before taxes, depreciation, amortization and extraordinary items with respect to fiscal years during the term of the agreement.

     Each of these agreements, as amended, becomes effective upon the closing of any investment of at least $1 million by any investor or investors in a private placement of our securities or the commencement of a public trading market for our common stock, expires on the fifth anniversary of such triggering event and contains restrictions on the employee engaging in competition with us for the term of the employment agreement and for one year after the term and provisions protecting our proprietary rights and information. Each agreement also provides for the payment to the employee of a lump sum equal to three times the average of the employee's annual compensation for the prior five years, less $1.00, upon his or her termination in the event of a "change in control" of eAcceleration, which is defined in the agreements to mean any of the following:

        - a change in control as defined in Rule 12b-2 under the Securities Exchange Act of 1934;

        - a person, as such term is defined in Sections 13(d) and 14(d) of the Exchange Act, other than a current director or officer of eAcceleration becoming the beneficial owner, directly or indirectly, of 20% of the voting power of our outstanding securities; or

        - the members of our board of directors at the beginning of any two-year period ceasing to constitute at least a majority of the board of directors unless the election of any new director during such period has been approved in advance by two-thirds of the directors in office at the beginning of such two-year period.

SEVERANCE, SETTLEMENT AND GENERAL RELEASE AGREEMENT

     In February 2000, Shane H. Traveller resigned as our chief financial officer, at which time we elected E. Edward Ahrens to that office. Upon his resignation, Mr. Traveller entered into a severance, settlement and general release agreement with us. Under this agreement, Mr. Traveller agreed to provide consulting services to us relating to marketing, financial, accounting and administration matters and other activities in which he was involved in while he was our chief financial officer. Under the agreement, Mr. Traveller received his remaining salary for February 2000 plus moving expenses, received $26,000 in June 2000 and will receive $22,300 if and when our common stock becomes publicly traded. Additionally, of his options to purchase 150,000 shares of our common stock originally granted to him in October 1999, he retained options to purchase 10,000 shares which currently have an exercise price of $5.31 per share, which will become fully vested and exercisable upon our common stock becoming publicly traded. All other options granted to Mr. Traveller have been canceled.

     We have entered into indemnification agreements with each of our executive officers and directors. The indemnification agreements provide for reimbursement for all direct and indirect costs of any type or nature whatsoever including attorneys' fees and related disbursements, that are actually and reasonably incurred in connection with either the investigation, defense or appeal of a "proceeding", as defined in the indemnification agreements, including amounts paid in settlement by or on behalf of an "indemnitee", as defined in such agreements.

     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the above provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the beneficial ownership of our common stock as of March 1, 2001 of:

     - each person known by us to beneficially own 5% or more of the shares of outstanding common stock;

     -     each of our executive officers and directors; and

     -     all of our executive officers and directors as a group.

Except as otherwise indicated:

     - all shares are beneficially owned, and investment and voting power is held, by the persons named as owners; and

     - the address for each beneficial owner listed on the following table is eAcceleration Corp., 1223 Finn Hill Road, Poulsbo, Washington 98370

                                 Amount and nature of
 Name and address of                 common stock        Percentage ownership
  beneficial owner                 beneficially owned      of common stock
- --------------------             ---------------------   --------------------
Clint Ballard (1)                      34,300,000              100%
Diana T. Ballard (1)                   34,300,000              100%
E. Edward Ahrens (2)                            0                *
Edward P. Swain, Jr.(3)                         0                *
William E. Hoke                                 0                *
All officers and directors
as a group (5 persons)                 34,300,000              100%
- -------------------

* Less than one percent

     (1) The shares beneficially owned by Clint Ballard include 17,150,000 shares owned by his wife, Diana T. Ballard, and the shares beneficially owned by Diana T. Ballard include 17,150,000 shares owned by Clint Ballard.




     (2) Mr. Ahrens has been granted an option to purchase 25,000 shares of our common stock, 5,000 of which have vested. None of these options are exercisable within 60 days.

     (3) Mr. Swain has been granted an option to purchase 50,000 shares of our common stock, 10,000 of which have vested. None of these options are exercisable within 60 days.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     In November 1999, we entered into employment agreements with Clint Ballard, our president and chief executive officer and Diana T. Ballard, our chairman of the board. These agreements, neither of which is effective yet, were amended in March 2001 to provide for the agreements to become effective upon the closing of a private placement of our securities with proceeds of at least $1 million or the commencement of a public trading market for our common stock.

     In September 1999, we granted options to purchase 50,000 shares each of our common stock to our current director and former consultant, Edward P. Swain, Jr., and to a former consultant and former director nominee, Michael J. Clementz. These options have an exercise price of $5.31 per share and vest in equal installments over a five-year period. In May 2000, upon the termination of his consulting arrangement with us, the options granted to Mr. Clementz were terminated.

     In October 1999, we granted options to Shane H. Traveller, our former chief financial officer, to purchase 150,000 shares of common stock which as of January 2000 had an exercise price of $4.50 per share. In February 2000, Shane
H. Traveller resigned as our chief financial officer. Upon his resignation, Mr. Traveller entered into a severance, settlement and general release agreement with us. Under this agreement, Mr. Traveller agreed to provide consulting services to us relating to marketing, financial, accounting and administration matters and other activities in which he was involved while he was our chief financial officer. Mr. Traveller received his remaining salary for February 2000 plus moving expenses, received $26,000 in June 2000 and will receive $22,300 if our common stock becomes publicly traded. Additionally, of his options to purchase 150,000 shares of our common stock originally granted to him in October 1999, he retained options to purchase 10,000 shares that currently have an exercise price of $5.31 per share which will become fully vested and exercisable upon our common stock becoming publicly traded. All other options granted to Mr. Traveller have been canceled.

        All transactions between us and any of our officers, directors or five percent stockholders have been and will be on terms no less favorable to us than would be available from unaffiliated third parties.

     We lacked sufficient disinterested, independent directors to approve past material transactions at the time the transactions were initiated and such transactions have not been ratified. All future material related-party transactions, any loans, and any forgiveness of loans, will be approved by a majority of our independent directors who do not have an interest in the transaction and who have access, at our expense, to our independent legal counsel.

ITEM 13.    EXHIBITS LIST AND REPORTS ON FORM 8-K.

(A)  EXHIBITS.

     The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this annual report.

(B)  REPORTS ON FORM 8-K.

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 30, 2001                       eAcceleration Corp.


                               By:             /s/ Clint Ballard
                                   ---------------------------------------
                                                Clint Ballard
                                    President and Chief Executive Officer


                                POWER OF ATTORNEY

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on March 30, 2001 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Clint Ballard, with full power of substitution, his/her true and lawful attorney-in-fact and agent to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which he may deem necessary or advisable to enable eAcceleration Corp. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

   /s/ Clint Ballard
- -------------------------------  President, Chief Executive Officer and Director
Clint Ballard                    (Principal Executive Officer)


   /s/ E. Edward Ahrens
- -------------------------------  Chief Financial Officer
E. Edward Ahrens                 (Principal Accounting Officer)


   /s/ Diana T. Ballard
- ------------------------------- Chairman of the Board, Secretary and Treasurer Diana T. Ballard


   /s/ Edward P. Swain, Jr.
- -------------------------------  Director
Edward P. Swain, Jr.


   /s/ William E. Hoke
- -------------------------------  Director
William E. Hoke

                                 EXHIBIT INDEX

Exhibit
Number    Description of Exhibit
- -----     ----------------------
3.1 Certificate of Incorporation of the Registrant (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration Number: 333-90867), filed with the Commission on November 12, 1999).
3.2 Bylaws of the Registrant (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12,
          1999).
4.1       Specimen  Common  Stock  Certificate  (Incorporated  by  reference to
          Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.1 Amended and Restated 1999 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.2 Employment Agreement between the Registrant and Clint Ballard (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to
          the Company's   Registration  Statement  on  Form  SB-2  (Registration
          Number 333-90867), filed with the Commission on February 16, 2000).
10.3 Amendment No. 1 to Employment Agreement between the Registrant and Clint Ballard.
10.4 Employment Agreement between the Registrant and Diana T. Ballard (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to
          the Company's   Registration  Statement  on  Form  SB-2  (Registration
          Number 333-90867), filed with the Commission on February 16, 2000).
10.5 Amendment No. 1 to Employment Agreement between the Registrant and Diana T. Ballard.
10.6 Form of Indemnification Agreement between the Registrant and its executive officers and directors (Incorporated by reference to
          Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.7 Form of Escrow Agreement between the Registrant and American Stock Transfer & Trust Co. (Incorporated by reference to Exhibit 10.6 to
          the Company's   Registration  Statement  on  Form  SB-2  (Registration
          Number 333-90867), filed with the Commission on November 12, 1999).
10.8 Distribution Agreement between the Registrant and Pointe Control, as amended (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.10 Lease Agreement, as amended, between the Registrant and Finn Hill Partnership (Incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.11 Lease Agreement between the Registrant and Olympic Place II, L.L.C (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to
          the Company's   Registration  Statement  on  Form  SB-2  (Registration
          Number 333-90867), filed with the Commission on April 4, 2000).
10.12 Consulting Agreement between the Registrant and Millennium Capital Quest, as amended (Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on April
          4, 2000).
10.13 Amendment and Termination Agreement between the Registrant and Millennium Capital Quest. (Incorporated by reference to Exhibit 10.20 to the Company's Registration Statement on Form SB-2 (Registration
          Number: 333-90867), filed with the Commission on May 23, 2000).
10.14 Amendment to Amendment and Termination Agreement between the Registrant and Millenium Capital Quest (Incorporated by reference to Exhibit 10.24 to Amendment No. 4 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on July 6, 2000).
10.15 Severance, Settlement and General Release Agreement between the Registrant and Shane H. Traveller, as amended and restated (Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on April 4, 2000).
10.16 Amendment to Severance, Settlement and General Release Agreement between the Registrant and Shane H. Traveller (Incorporated by reference to Exhibit 10.23 to Amendment No. 4 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on July 6, 2000).

Exhibit
Number    Description of Exhibit
- -------   ----------------------

10.17 Form of Lock-in Agreement among the Registrant, Clint Ballard and Diana T. Ballard (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on February 16, 2000).
10.18 Termination Agreement among the Registrant, Clint Ballard and Diana T. Ballard with respect to the Lock-in Agreement among such parties.
10.19     Stockholders Agreement among the Registrant, Clint Ballard and Diana
          T. Ballard (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on February 16, 2000).
10.20 Termination Agreement among the Registrant, Clint Ballard and Diana T. Ballard with respect to the Stockholders Agreement among such parties.
10.21 Distribution Agreement between Registrant and Sourcenext Corporation (Incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on May 23, 2000).
21.1      List of Subsidiaries