Form 10QSB
period 2001-03-31
EACCELERATION CORP
filed 2001-05-15
CIK 1098862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2001

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

Check   whether   the  issuer  (1)  filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,300,000 shares of Common Stock, as of May 1, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2000
   and March 31, 2001 (unaudited)......................................       3
Condensed consolidated statements of income for the three
   months ended March 31, 2000 and 2001 (unaudited) ...................       4
Condensed consolidated statements of cash flows for the
   three months ended March 31, 2000 and 2001(unaudited)...............       5
Notes to condensed consolidated financial statements (unaudited).......       6


Item 2.  Managements Discussion and Analysis of Financial
         Condition and Results of Operations...........................       10

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       17
Item 2.  Changes in Securities and Use of Proceeds.....................       17
Item 3.  Defaults upon Senior Securities...............................       17
Item 4.  Submissions of Matters to a Vote of Security Holders..........       17
Item 5.  Other Information.............................................       17
Item 6.  Exhibits and Reports on Form 8-K..............................       17

SIGNATURES.............................................................       18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                December 31,            March 31,
                                                                                    2000                  2001
                                                                                ------------          ------------
                                                                                                       (unaudited)
Current assets:
   Cash                                                                         $   350,607           $   350,266
   Restricted cash                                                                  774,985                  -
   Accounts receivable, net of allowance for doubtful
       accounts of $150,000 and $150,000, respectively                            1,015,743               457,854
   Prepaid insurance                                                                248,775               244,713
   Other current assets                                                               7,965                 5,250
                                                                                ------------          ------------
        Total current assets                                                      2,398,075             1,058,083

Property and equipment, net                                                         120,793               112,130
Patents and trademarks, net                                                          67,078                62,233
Other assets                                                                         24,173                24,173
                                                                                ------------          ------------
                                                                                $ 2,610,119           $ 1,256,619
                                                                                ============          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                             $ 1,459,016           $   988,467
   Other accrued liabilities                                                        103,460               109,925
   Due to subscribers                                                               774,985                  -
   Current portion of long-term debt                                                209,329               209,329
                                                                                ------------          ------------
      Total current liabilities                                                   2,546,790             1,307,721
                                                                                ------------          ------------

Long-term accounts payable, net of current portion                                  205,038               163,037
                                                                                ------------          ------------

   Total liabilities                                                              2,751,828             1,470,758
                                                                                ------------          ------------

Commitments and contingencies                                                          -                     -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,300,000 shares issued and outstanding                                         3,430                 3,430
   Additional paid-in capital                                                       600,073               502,890
   Accumulated deficit                                                             (745,212)             (720,459)
                                                                                ------------          ------------
      Total stockholders' deficit                                                  (141,709)             (214,139)
                                                                                ------------          ------------
                                                                                $ 2,610,119           $ 1,256,619
                                                                                ============          ============


     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME


                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                  2000              2001
                                                              ------------      ------------
                                                                         (unaudited)
Revenues:
     Internet                                                 $ 1,616,440       $   785,385
     License                                                      314,678           525,000
                                                              ------------      ------------
                                                                1,931,118         1,310,385
                                                              ------------      ------------

Costs and expenses:
     Internet sales and development                             1,267,421           629,966
     Licensed software development
         and products                                             330,640           299,543
     General and administrative                                   233,767           353,092
                                                              ------------      ------------

                                                                1,831,828         1,282,601
                                                              ------------      ------------

Income from operations                                             99,290            27,784
                                                              ------------      ------------

Other income                                                          775              (111)
                                                              ------------      ------------

Net income                                                    $   100,065       $    27,673
                                                              ============      ============
Earnings per common share --
   basic and diluted                                          $      .003       $      .001
                                                              ============      ============
Weighted average shares outstanding --
   Basic                                                       34,300,000        34,300,000
                                                              ============      ============
   Diluted                                                     34,456,152        34,339,015
                                                              ============      ============





     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Three Months Ended
                                                                         March 31,
                                                              ------------------------------
                                                                  2000              2001
                                                              ------------      ------------
                                                                         (unaudited)
Cash flows from operating activities:
Net income                                                    $   100,065       $    27,673
Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                               12,422            16,381
       Provision for bad debt                                       3,250              -
       Value of stock options issued, net of cancellations         63,328           (97,183)
       Fair value of officer services                              26,000              -
       Changes in operating assets and liabilities:
         Accounts receivable                                      (31,238)          557,889
         Prepaid insurance                                           -                4,062
         Other current assets                                        (446)            2,715
         Long-term receivable                                     (11,369)             -
         Accounts payable                                         (19,084)         (470,549)
         Other current liabilities                                (18,008)            6,465
                                                              ------------      ------------
       Net cash provided by operating activities                  124,920            47,453
                                                              ------------      ------------
Cash flows from investing activities:
       Purchases of equipment                                     (25,617)           (2,873)
                                                              ------------      ------------
         Net cash used in investing activities                    (25,617)           (2,873)
                                                              ------------      ------------
Cash flows from financing activities:
       Reduction of long-term account payable                        -              (42,001)
       Deferred offering costs                                    (91,486)             -
       Return of restricted cash to subscribers
         in connection with initial public offering                  -              774,985
       Reduction of liability due to subscribers                     -             (774,985)
       Distribution to shareholders                                  -               (2,920)
                                                              ------------      ------------
         Net cash used in financing activities                    (91,486)          (44,921)
                                                              ------------      ------------

Net increase in cash                                                7,817              (341)
Cash at beginning of period                                       329,483           350,607
                                                              ------------      ------------

Cash at end of period                                         $   337,300       $   350,266
                                                              ============      ============

Supplemental disclosure of cash flow information:

       Cash paid during the period for interest               $       347       $      -
                                                              ============      ============




     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

THE COMPANY

eAcceleration Corp. (the "Company") is a provider of online direct marketing services, advertising solutions, and proprietary software. The Company combines pay-for-performance, Internet-based direct marketing and advertising services with programs that reward users with free software in exchange for using the Company's designated homepage as their Internet browser's starting page.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the Company and its sole, wholly-owned subsidiary, Acceleration Software International Corporation. All significant intercompany balances and transactions have been eliminated.

INTERIM DISCLOSURES

The information as of March 31, 2001, and for the three months ended March
31, 2000 and 2001, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three months ended March 31, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 condensed consolidated financial statements and related notes to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' deficit.

NOTE 2 - EARNINGS PER SHARE

The table set forth below reconciles the components of the basic net income per share calculation to the components of the diluted net income per share calculation.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                                                           March 31,
                                                                 ----------------------------
                                                                     2000            2001
                                                                 ------------    ------------

Weighted average shares outstanding -
    Basic                                                         34,300,000      34,300,000

Effect of dilutive stock options                                     156,152          39,015
                                                                 ------------    ------------
Weighted average shares outstanding -
    Diluted                                                       34,456,152      34,339,015
                                                                 ============    ============


Options to purchase 794,300 shares of common stock at prices ranging from $0.70 to $6.25 per share were outstanding during the three months ended March 31, 2000.

In March 2001, three non-employees and 15 employees chose to cancel their options to purchase 412,500 shares of common stock. Options to purchase 179,300 shares were outstanding as of March 31, 2001.

NOTE 3 - SEGMENT AND OTHER INFORMATION

During the three month periods ended March 31, 2000 and 2001, revenues from licensing were primarily derived in Asia, and Internet advertising revenues were derived from clients primarily located in the United States, with a small percentage originating in various other countries. Revenues by geographic region are as follows for the three-month periods ended March 31, 2000 and 2001.

                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     2000            2001
                                                                 ------------    ------------
     Asia                                                        $   314,678     $   525,000
     U.S.                                                          1,457,111         707,453
     Other                                                           159,329          77,932
                                                                 ------------    ------------
         Total revenue                                           $ 1,931,118     $ 1,310,385
                                                                 ============    ============

SALES CONCENTRATION

During the three-month period ended March 31, 2000, revenues from one unaffiliated client, Pointe Control, accounted for 16% of the Company's total revenues; this client also accounted for 100% of the Company's licensing revenues in that same period.

During the three-month period ended March 31, 2001, revenues from Sourcenext, the beneficiary of the Pointe Control agreement, as discussed in
Note 4 below, accounted for 40% of the Company's total revenues; this client also accounted for 100% of the Company's licensing revenues in that same period.

During the 2000 first quarter, one client, Cool Savings, accounted for 25% of the Company's total revenue and 30% of the Company's Internet advertising revenue. During the 2001 first quarter, two clients, ProSTEP, Inc. and Investors Business Daily, accounted for 19% and 18% of our total revenue and 31% and 31% of the Company's Internet advertising revenue, respectively. If one or more of the Company's large clients ceases operations or otherwise abruptly ceases or reduces their business with the Company, the Company's results of operations, cash flows and liquidity could be adversely affected.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

RECEIVABLES CONCENTRATION

As of March 31, 2000, one of the Company's Internet advertising clients had a receivable balance in excess of 10% of the Company's total receivables; its aggregate balance at that date was $307,353 (33% of total receivables).

As of March 31, 2001, three of the Company's Internet advertising clients had balances in excess of 10% of the Company's total receivables; their aggregate balance at that date was $475,793 (78% of total receivables). One such client, whose balance as of March 31, 2001 was $181,889, has requested and has been granted extended payment terms to ease its cash flow burden.

The Company's receivables vary in payment terms according to the individual contracts signed with clients. These terms may include due dates up to 60 days past the invoice date. However, due partly to the downturn in the industry, payment on customers' accounts has slowed considerably from the prior year. As of March 31, 2000, customers were paying, on average, 149 days after invoice date, as calculated under the "days in accounts receivable" formula. As of March 31, 2001, customers were paying, on average, 203 days after invoice date, under such formula.

NOTE 4 - CONTRACTS

POINTE CONTROL

On May 26, 2000, the Company's distribution agreement with Pointe Control was terminated with no further obligations. Revenues generated under the Pointe Control agreement for the three-month period ended March 31, 2000 were $314,678. No bonus payments were received in connection with this contract.

SOURCENEXT CORPORATION

On May 26, 2000, the Company replaced the Pointe Control agreement with a distribution agreement with Sourcenext Corporation, the beneficiary of the Pointe Control agreement. The Sourcenext agreement provides for 24 consecutive monthly payments of $75,000, which began in June 2000. Under the Sourcenext agreement, the Company also receives an additional $75,000 per product for a total of 24 products that the Company may deliver under the terms of the agreement, during the same 24-month period. Additionally, the Sourcenext agreement provides for up to five bonus payments of $400,000 each if sales of certain of the Company's software products reach "top product" status. "Top product" status is based on sales totals as determined by a weekly Japanese online industry report set forth in the agreement. Under the Sourcenext agreement, a product receives two points for being in the top ten on the industry report's best seller's list, and one point for being ranked eleven through twenty on this list. Once a product has accumulated 18 points, it has achieved "top product" status. None of the Company's products have achieved "top product" status during the three months ended March 31, 2001.

The Company records revenue using the percentage-of-completion method based on products completed and delivered. The Company delivered four titles during the three months ended March 31, 2001. Based on the percentage-of-completion method, the Company recorded $525,000 in revenues for the three-month period ended March 31, 2001, in connection with the Sourcenext contract.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


NOTE 5 - INITIAL PUBLIC OFFERING

The registration statement for the Company's common stock became effective on August 14, 2000. Pursuant to the registration statement, 3,000,000 shares of common stock were registered for sale. The Company, through its officers and directors, offered a minimum of 400,000 shares and a maximum of 3,000,000 of its shares in a direct participation offering.

In December 2000, the Company's board of directors decided to terminate the initial public offering of common stock because the Company would not be able to sell at least the minimum number of 400,000 shares of common stock in accordance with the terms of the prospectus relating to this registration statement. No shares of common stock were sold, and the amounts paid by subscribers, plus interest, all of which were held in escrow by American Stock Transfer & Trust Co., as escrow agent, were returned to such subscribers by the escrow agent in February 2001.

NOTE 6 - NOTE PAYABLE

In August 2000, the Company entered into a premium finance agreement relating to its Directors and Officers insurance premium. The entire amount financed was $260,010 over 24 months. In December 2000, when the board of directors decided to terminate the Company's public offering, the Board also chose to terminate the D&O insurance policy. The finance agreement stated that, in the event of policy cancellation, all amounts under the agreement would become due and payable by the insured.

The policy was canceled in January 2001, and no further payments were made under the financing agreement; therefore, according to the terms of the agreement, the Company was in default while awaiting the refund from the insurance company as of March 31, 2001. The finance agreement allowed for amounts payable to be offset by premiums refunded from the insurance company on the canceled policy.

As of March 31, 2001, the amount due under the financing agreement was recorded on the Company's books as $209,329, for which a short-term note payable has been recorded. Management is currently negotiating a settlement of the note payable, which is expected to be paid off with the refund of the unused policy premium from the insurance company. See Note 7, Subsequent Events, for further information on this note payable.

NOTE 7 - SUBSEQUENT EVENTS

In April 2001, one non-employee chose to cancel his outstanding options. Options to purchase 50,000 shares of common stock were canceled in April 2001.

In May 2001, the Company's former D&O insurance company refunded $235,000 directly to the Company's financing company. Final settlement of the note payable to determine any balance remaining is still pending.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Quarterly Report on Form 10-QSB includes "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement; based upon current conditions; and based upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, those factors set forth below under "Factors Affecting Future Operating Results" and in our other filings with the Securities and Exchange Commission.

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

UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE REFER TO EACCELERATION CORP. AS "WE," "US" OR "OUR".

     The following discussion should be read with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2000 annual report on form 10-KSB.

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

     We also license localized versions of our software products for distribution in Asia. Under the terms of our former distribution agreement with Pointe Control and current distribution agreement with Sourcenext Corporation, we granted an unlimited license to sell the software in Japan as specified under such agreements. This does not materially affect our operations attributed to offering software free on our websites, as this license only applies to localized, Japanese versions of the software, and not the English versions which are available for free on our websites. Additionally, users in Japan generally cannot run the free English-language versions on their operating systems.

THREE MONTHS ENDED MARCH 31, 2000 AND 2001

REVENUES

     Our revenues decreased $620,733 or 32% from $1,931,118 during the 2000 first quarter, to $1,310,385 during the 2001 first quarter, primarily due to a decrease of $831,055 or 51% in our Internet advertising and marketing revenues to $785,385 in 2001 from $1,616,440 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000, and which caused many Internet-related businesses to cease operations. In addition, the decline in the market precipitated a fall in online advertising prices, to approximately 50% of previous levels, and more cost-conscious buying on the part of Internet media customers. We believe the current trend in online advertising prices will not continue in the long run; however there can be no assurance that the trend will not continue as such.

     Revenues from software licensing increased $210,322 or 67% from $314,678 during the 2000 first quarter, to $525,000 during the 2001 first quarter. The increase is due to the different pricing structure contained in the Sourcenext contract in 2001 versus the Pointe Control contract in 2000, as well as completion of several projects. Software license revenues were derived from a license agreement with Pointe Control in Asia during the first two quarters of 2000. During the remainder of 2000 and throughout 2001, we recognized software license revenues in Asia from our agreement with Sourcenext Corporation. Revenues under both contracts were recognized in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

INTERNET SALES AND DEVELOPMENT EXPENSES

     Our Internet sales and development expenses decreased by $637,455 or 50% from $1,267,421 during the 2000 first quarter to $629,966 during the 2001 first quarter, primarily due to the decline in the online advertising market, which precipitated a fall in online advertising prices, to levels approximately 50% lower than previous levels. Internet advertising expenses incurred in the 2000 first quarter were $1,089,461 and such expenses decreased by $746,752 or 69% to $342,709 in the 2001 first quarter, due primarily to the reasons outlined above. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short-to intermediate-term purchase agreements with our suppliers, and such agreements are cancelable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

     Software development and product costs decreased slightly by $31,097 or 9% from $330,640 during the 2000 first quarter to $299,543 in the 2001 first quarter, due to decreases in the use of outside software consultants, to streamlining the use of Internet servers with one of our vendors and to self-hosting some of our website content. We expect our development activities to continue to grow steadily as we increase our emphasis on generating Internet advertising and marketing revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses increased $119,325 or 51% from $233,767 during the 2000 first quarter to $353,092 in the 2001 first quarter, largely due to increases in salaries and wages and other personnel-related costs. We anticipate that salaries and wages, communications-related expenses, and general office expenses will continue to increase to provide for infrastructure necessary to administer a growing company.

     In December 2000, our board of directors decided to terminate the initial pubic offering of our common stock which we began in August 2000. The Board determined that it would be highly unlikely that we would be able to sell at least the minimum number of 400,000 shares of common stock in accordance with the terms of our prospectus. While the offering was ongoing, we capitalized all costs associated with the offering, which amounted to $654,417 prior to the determination to end the offering. These costs were charged to operations in their entirety in December 2000. No shares were sold, and the amounts paid by subscribers, with interest, were returned to such subscribers by American Stock Transfer & Trust Co., our escrow agent, in February 2001.

     We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the first quarter of 2000 or 2001. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility, among other factors. Accordingly, we recorded $63,328 and $(97,183) of compensation expense during the first quarters of 2000 and 2001, respectively, net of cancellations.

LIQUIDITY AND CAPITAL RESOURCES

     During the periods reported, we generated sufficient cash flows from operations to support our business. During the first quarter of 2000 and 2001, we generated cash flows from operations of $124,920 and $47,453, respectively. The decrease in net income was the primary cause of the decrease in our cash flows.

     At March 31, 2001, we had cash of $350,266 and a working capital deficit of $(249,638). Net of the Directors and Officers insurance discussed below, the working capital deficit would have been $(285,022). We intend to continue to utilize our resources in 2001 for software development, for developing, marketing and advertising our Internet presence, to finance the higher level of accounts receivable necessary to support our anticipated increase in revenues, and for capital expenditures, including the purchase of computer equipment and software. However, our working capital requirements may change depending upon numerous factors, including, among others, the need to expand our website traffic through increased amounts of free software downloads and Internet advertising. We believe that our existing cash, and cash generated from operations, if any, should be sufficient to meet our obligations as they come due. If we require funds for operations, our two stockholders will provide funding, if needed, until such time as we are able to obtain financing independently. There can be no assurance, however, that we will be successful in attaining our revenue goals, nor that attaining such goals will have the desired effect on our cash resources.

     During 2000, we entered into an agreement with Contera Corporation, an unrelated party, to provide download and Internet-related marketing services for Contera's product. We have the option to receive payment in cash or convert the receivable to shares of Contera's common stock, at the rate of 10,000 shares for every $50,000. In connection with this agreement, we wrote off 90% of a receivable due from Contera totaling $105,730 due to uncertainty over its collectibility. We have not yet exercised the conversion option on this agreement.

     In October 2000, we entered into a securities purchase agreement with Contera, whereby we purchased 10,000 shares of Contera's common stock for $50,000, and received warrants to purchase an additional 100,000 shares of Contera's common stock with an exercise price of $5.00 per share. We received the right to also purchase an additional 10,000 shares of Contera's common stock, and warrants to purchase an additional 100,000 shares of Contera's common stock under the same terms and conditions as the previous sale. On December 31, 2000, we impaired $45,000 of the $50,000 investment due to financial difficulties of Contera.

     In December 2000, our wholly-owned operating subsidiary, Acceleration Software International Corporation, received a $300,000 line of credit with a local bank. We expect that amounts drawn on the line of credit will bear interest at a variable rate equal to the bank's prime rate plus .25%, and that it will be used for working capital, primarily to fund receivables for the software licensing segment of our business. Any amounts drawn from this line of credit will be secured by our assets and those of our subsidiary. No amounts have been borrowed on this credit facility as of May 1, 2001 and as of March 31, 2001, we were not in compliance with the covenants set forth in this line of credit and may not be able to draw funds against this line of credit.

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

     In August 2000, we entered into a premium finance agreement relating to our Directors and Officers insurance premium. The entire amount financed was $260,010 over 24 months. In December 2000, when we decided to terminate our public offering, we also chose to terminate our D&O insurance policy. The finance agreement stated that, in the event of policy cancellation, all amounts under the agreement would become due and payable by the insured.

     The policy was canceled in January 2001, and no further payments were made under the financing agreement; therefore, according to the terms of the agreement, we were in default while awaiting the refund from the insurance company as of March 31, 2001. The finance agreement allowed for amounts payable to be offset by premiums refunded from the insurance company on the canceled policy.

     As of March 31, 2001, the amount due under the financing agreement was recorded on our books as $209,329, for which a short-term note payable has been recorded. We are currently negotiating a settlement of the note payable, which is expected to be paid off with the refund of the unused policy premium from the insurance company. In May 2001, our former D&O insurance company refunded $235,000 directly to the financing company. Final settlement of the note payable to determine any balance remaining is still pending.

     On January 1, 2001, we entered into a Retainer Agreement for Legal Services with our corporate counsel. The agreement calls for a retainer fee of $81,000 per year, and an additional monthly payment of $14,000 for the next 27 months to reduce the outstanding balance of $473,038 owed to this counsel in connection with our recently-terminated public offering. Such agreement reduces the account payable to this vendor by $100,000, to $373,038. We have recorded a long-term account payable for the amount of monthly payments under this agreement which will be due beyond March 31, 2002.

     Under our distribution agreement with Sourcenext, in addition to 24 consecutive monthly payments of $75,000, we will receive during such 24-month period $75,000 for each of the 24 products that we deliver under the terms of the agreement. As of March 31, 2001, we had delivered ten products under this agreement, and based on our historical success in producing new software products under the Pointe Control agreement, we believe that it is likely that we will continue to produce and deliver the products as required by the Sourcenext agreement. We cannot make any assurances that we will be successful, however, and in the event we do not produce new products in a timely manner, we will not receive, or continue to receive, the conditional $75,000 payments per product. Failure to receive a significant amount of the payments from Sourcenext would have a materially adverse effect on our financial position, operations and cash flows.

CLIENT CONCENTRATION

     During the three-month period ended March 31, 2000, revenues from one unaffiliated client, Pointe Control, accounted for 16% of our total revenues; this client also accounted for 100% of our licensing revenues in that same period.

     During  the  three-month  period  ended  March  31,  2001,   revenues  from
Sourcenext, the beneficiary of the Pointe Control agreement, accounted for 40% of our total revenues; this client also accounted for 100% of our licensing revenues in that same period.

     During the 2000 first quarter, one client, Cool Savings, accounted for 25% of our total revenue and 30% of our Internet advertising revenue. During the 2001 first quarter, two clients, ProSTEP, Inc. and Investors Business Daily, accounted for 19% and 18% of our total revenue and 31% and 31% of our Internet advertising revenue, respectively. If one or more of our large clients ceases operations or otherwise abruptly ceases or reduces their business with us, our results of operations, cash flows and liquidity could be adversely affected.

RECEIVABLES CONCENTRATION

     As of March 31, 2000, one Internet advertising client had a receivable balance in excess of 10% of total receivables; its aggregate balance at that date was $307,353 (33% of total receivables).

     As of March 31, 2001, three Internet advertising clients had balances in excess of 10% of our total receivables; their aggregate balance at that date was $475,793 (78% of total receivables). One such client, whose balance as of March 31, 2001 was $181,889, has requested and has been granted extended payment terms to ease their cash flow burden.

     Our receivables vary in payment terms according to the individual contracts signed with clients. These terms may include due dates up to 60 days from the invoice date. However, due partly to the downturn in the industry, payment on our customers' accounts has slowed considerably from the prior year. As of March 31, 2000, our customers were paying us, on average, 149 days after invoice date, as calculated under the "days in accounts receivable" formula. As of March 31, 2001, our customers were paying us, on average, 203 days after invoice date, under such formula.

SUPPLIER CONCENTRATION

     We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancelable by either party at short notice. For the 2000 first quarter, three advertising vendors, Adsmart, Adauction.com. and BURST!Media, accounted for 35%, 21% and 15%, respectively, of our total Internet media purchases. For the 2001 first quarter, two advertising vendors, 24/7 Media, Inc. and Music Vision, Inc., accounted for 22% and 17% of our total Internet media purchases, respectively. Many of these suppliers have reported significant financial losses and may not continue operations in the long term. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate advertising space through the termination of our agreements with suppliers or the significant increase in the cost of supplies would likely hinder our ability to attract users to our websites and as a result, would have an adverse effect on our results of operations, cash flows and liquidity.

INCOME TAXES AND S-CORPORATION STATUS

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

     As of March 31, 2001, over 90% of our Internet advertising contracts could be terminated by either party with several days notice. The loss of a significant number of these contracts in any period could result in an immediate and significant decline in our revenues and cause our business to suffer.

A SIGNIFICANT PERCENTAGE OF OUR INTERNET ADVERTISING AND MARKETING REVENUES ARE DERIVED FROM ONLY A SMALL NUMBER OF INTERNET ADVERTISING AND MARKETING CLIENTS. THE INABILITY TO CONTINUE OUR RELATIONSHIP WITH ANY OF THEM COULD ADVERSELY AFFECT US.

     During the 2000 first quarter, one Internet advertising and marketing client, Cool Savings, accounted for 25% of our total revenue and 30% of our Internet advertising revenue. During the 2001 first quarter, two clients, ProSTEP, Inc. and Investors Business Daily, accounted for 19% and 18% of our total revenue and 31% and 31% of our Internet advertising revenue, respectively. Some of our customers have reported significant financial losses, and we are uncertain if they will continue to remain in business. The loss of any of our major Internet advertising or marketing clients, a significant decrease in products or services sold to them, or an inability to collect receivables from one or more of them, could adversely affect our business, operating results and financial condition.

WE HAVE A HIGH CONCENTRATION OF RECEIVABLES IN A VERY SMALL NUMBER OF INTERNET ADVERTISING CLIENTS.

     As of March 31, 2000, one Internet advertising client had a receivable balance in excess of 10% of our total receivables; its aggregate balance at that date was $307,353 (33% of total receivables). As of March 31, 2001, three Internet advertising clients had balances in excess of 10% of our total receivables; their aggregate balance at that date was $475,793 (78% of total receivables). One such client, whose balance as of March 31, 2001 was $181,889, has requested and has been granted extended payment terms to ease their cash flow burden. An inability to collect on one or more of these high-dollar receivable balances from these clients could adversely affect our business, operating results, financial position and cash flows.

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

     We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancelable by either party at short notice. For the 2000 first quarter, three advertising vendors, Adsmart, Adauction.com and BURST!Media, accounted for 35%, 21%, and 15%, respectively, of our total Internet media purchases. For the 2001 first quarter, two advertising vendors, 24/7 Media, Inc. and Music Vision, Inc., accounted for 22% and 17% of our total Internet media purchases, respectively. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. If there are fewer suppliers available, prices of advertising space could increase significantly, which could have a materially adverse effect on our operations.

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

WE MAY BE SUBJECT TO POTENTIAL LITIGATION.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     In August 2000, we entered into a premium finance agreement relating to our Directors and Officers insurance premium. The entire amount financed was $260,010 over 24 months. In December 2000, when we decided to terminate our public offering, we also chose to terminate our D&O insurance policy. The finance agreement stated that, in the event of policy cancellation, all amounts under the agreement would become due and payable by the insured.

     The policy was canceled in January 2001, and no further payments were made under the financing agreement; therefore, according to the terms of the agreement, we were in default while awaiting the refund from the insurance company as of March 31, 2001. The finance agreement allowed for amounts payable to be offset by premiums refunded from the insurance company on the canceled policy.

     As of March 31, 2001, the amount due under the financing agreement was recorded on our books as $209,329, for which a short-term note payable has been recorded. We are currently negotiating a settlement of the note payable, which is expected to be paid off with the refund of the unused policy premium from the insurance company. In May 2001, our former D&O insurance company refunded $235,000 directly to the financing company. Final settlement of the note payable to determine any balance remaining is still pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         None.

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the three-month period ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            EACCELERATION CORP.



Dated: May 15, 2001               By:           /s/ Clint Ballard
                                      ------------------------------------------
                                                  Clint Ballard
                                        President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated: May 15, 2001               By:          /s/ E. Edward Ahrens
                                      ------------------------------------------
                                                 E. Edward Ahrens
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)