Form 10QSB
period 2001-06-30
EACCELERATION CORP
filed 2001-08-14
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,300,000 shares of Common Stock, as of August 1, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2000
  and June 30, 2001 (unaudited).........................................       3
Condensed consolidated statements of operations for the three and
  six months ended June 30, 2000 and 2001 (unaudited) ..................       4
Condensed consolidated statements of cash flows for the six
  months ended June 30, 2000 and 2001 (unaudited).......................       5
Notes to condensed consolidated financial statements
  (unaudited)...........................................................       6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................      11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................      19
Item 2.  Changes in Securities and Use of Proceeds......................      19
Item 3.  Defaults upon Senior Securities................................      19
Item 4.  Submissions of Matters to a Vote of Security Holders...........      19
Item 5.  Other Information..............................................      19
Item 6.  Exhibits and Reports on Form 8-K...............................      19

SIGNATURES..............................................................      20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                  December 31,       June 30,
                                                                                      2000             2001
                                                                                  ------------     ------------
                                                                                                    (unaudited)
Current assets:
   Cash                                                                           $   350,607      $   301,411
   Restricted cash                                                                    774,985             -
   Accounts receivable, net of allowance for doubtful
       accounts of $150,000 and $150,000, respectively                              1,015,743          275,673
   Prepaid insurance                                                                  248,775             -
   Other current assets                                                                 7,965           10,889
                                                                                  ------------     ------------
        Total current assets                                                        2,398,075          587,973

Property and equipment, net                                                           120,793           99,222
Patents and trademarks, net                                                            67,078           57,388
Other assets                                                                           24,173           34,173
                                                                                  ------------     ------------

                                                                                  $ 2,610,119      $   778,756
                                                                                  ============     ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                               $ 1,459,016      $   924,361
   Other accrued liabilities                                                          103,460          116,345
   Due to subscribers                                                                 774,985             -
   Current portion of long-term debt                                                  128,387             -
   Short-term note payable                                                               -             275,000
                                                                                  ------------     ------------
      Total current liabilities                                                     2,465,848        1,315,706
                                                                                  ------------     ------------

Long-term accounts payable, net of current portion                                    205,038          116,037
Long-term debt, net of current portion                                                 80,942             -
                                                                                  ------------     ------------
   Total liabilities                                                                2,751,828        1,431,743
                                                                                  ------------     ------------
Commitments and contingencies                                                            -                -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,300,000 shares issued and outstanding                                           3,430            3,430
   Additional paid-in capital                                                         600,073          428,587
   Accumulated deficit                                                               (745,212)      (1,085,004)
                                                                                  ------------     ------------
      Total stockholders' deficit                                                    (141,709)        (652,987)
                                                                                  ------------     ------------

                                                                                  $ 2,610,119      $   778,756
                                                                                  ============     ============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                    Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                            ---------------------------------     ---------------------------------
                                                 2000              2001               2000              2001
                                            ---------------   ---------------     ---------------   ---------------
                                                       (unaudited)                           (unaudited)
Revenues:
     Internet                               $    1,205,188    $      473,393      $    2,821,628   $    1,258,778
     License                                       700,775           225,000           1,015,453          750,000
                                            ---------------   ---------------     ---------------  ---------------
                                                 1,905,963           698,393           3,837,081        2,008,778
                                            ---------------   ---------------     ---------------  ---------------

Costs and expenses:
     Internet sales and development              1,214,756           476,348           2,482,177        1,106,314
     Licensed software development
         and products                              352,895           268,961             683,535          568,504
     General and administrative                    302,018           316,730             535,785          669,822
                                            ---------------   ---------------     ---------------  ---------------

                                                 1,869,669         1,062,039           3,701,497        2,344,640
                                            ---------------   ---------------     ---------------  ---------------
Income (loss) from operations                       36,294          (363,646)            135,584         (335,862)
                                            ---------------   ---------------     ---------------  ---------------
Other income (expense)                               1,365              (543)              2,140             (654)
                                            ---------------   ---------------     ---------------  ---------------
Net income (loss)                           $       37,659    $     (364,189)            137,724   $     (336,516)
                                            ===============   ===============     ===============  ===============

Earnings per common share --
   basic and diluted                        $        0.001    $       (0.011)     $        0.004   $       (0.010)
                                            ===============   ===============     ===============  ===============

Weighted average shares outstanding --
   Basic                                        34,300,000        34,300,000          34,300,000       34,300,000
                                            ===============   ===============     ===============  ===============
   Diluted                                      34,434,319        34,300,000          34,434,319       34,300,000
                                            ===============   ===============     ===============  ===============




















     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                   June 30,
                                                                     -----------------------------------
                                                                          2000                  2001
                                                                     -------------         -------------
                                                                                 (unaudited)
Cash flows from operating activities:
Net income (loss)                                                    $    137,724          $   (336,516)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                       28,268                34,136
       Provision for bad debt                                              28,250                  -
       Value of stock options issued, net of cancellations                 65,170              (171,486)
       Fair value of officer services                                      52,000                  -
       Changes in operating assets and liabilities:
         Accounts receivable                                              (71,126)              740,070
         Prepaid insurance                                                   -                   39,446
         Other current assets                                              64,627                (2,924)
         Accounts payable                                                  53,096              (534,655)
         Other current liabilities                                        239,053                12,885
                                                                     -------------         -------------
       Net cash provided by (used in) operating activities                597,062              (219,044)
                                                                     -------------         -------------

Cash flows from investing activities:
       Purchases of equipment                                             (42,656)               (2,875)
       Long term receivable                                               (31,415)                 -
       Increase in investments                                               -                  (10,000)
                                                                     -------------         -------------
         Net cash used in investing activities                            (74,071)              (12,875)
                                                                     -------------         -------------
Cash flows from financing activities:
       Deferred offering costs                                           (246,517)                 -
       Return of restricted cash to subscribers
         in connection with initial public offering                          -                  774,985
       Reduction of liability due to subscribers                             -                 (774,985)
       Increase in short-term note payable                                   -                  275,000
       Reduction in long-term account payable                                -                  (89,001)
       Distribution to shareholders                                          (126)               (3,276)
                                                                     -------------         -------------
         Net cash provided by (used in) financing activities             (246,643)              182,723
                                                                     -------------         -------------

Net increase (decrease) in cash                                           276,348               (49,196)
Cash at beginning of period                                               329,483               350,607
                                                                     -------------         -------------
Cash at end of period                                                $    605,831          $    301,411
                                                                     =============         =============



Non-cash financing activity:
Cancellation of prepaid insurance
  financed with a note payable                                       $       -             $    209,329
                                                                     =============         =============



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

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the Company and its sole, wholly-owned subsidiary, Acceleration Software International Corporation ("ASIC"). All significant intercompany balances and transactions have been eliminated.

INTERIM DISCLOSURES

The information as of June 30, 2001, and for the three and six months ended June 30, 2000 and 2001, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

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

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                                                           June 30,
                                                              --------------------------------
                                                                  2000                2001
                                                              -------------      -------------

Weighted average shares outstanding -
    Basic                                                       34,300,000         34,300,000

Dilutive effect of stock options                                   134,319               -
                                                              -------------      -------------
Weighted average shares outstanding -
    Diluted                                                     34,434,319         34,300,000
                                                              =============      =============


Options to purchase 616,800 shares of common stock at prices ranging from $0.70 to $6.25 per share were outstanding during the six months ended June 30, 2000.

Options to purchase 129,300 shares of common stock at prices ranging from $0.70 to $6.25 per share were outstanding as of June 30, 2001.

In April 2001, one non-employee chose to cancel his options to purchase 50,000 shares of common stock.

NOTE 3 - SEGMENT AND OTHER INFORMATION

During the six month periods ended June 30, 2000 and 2001, revenues from licensing were primarily derived in Japan, and Internet advertising revenues were derived from clients primarily located in the United States, with a small percentage originating in various other countries. Revenues by geographic region are as follows for the three-month and six-month periods ended June 30, 2000 and 2001:

                                            Three Months Ended June 30,            Six Months Ended June 30,
                                          -------------------------------       ------------------------------
                                               2000              2001                2000              2001
                                          -------------     -------------       -------------    -------------

     Japan                                $    700,775      $    225,000        $  1,015,453    $     750,000
     U.S.                                    1,074,768           432,394           2,531,878        1,140,028
     Other                                     130,420            40,999             289,750          118,750
                                          -------------     -------------       -------------    -------------
         Total revenue                    $  1,905,963      $    698,393        $  3,837,081     $  2,008,778
                                          =============     =============       =============    =============

SALES CONCENTRATION

During the six-month period ended June 30, 2000, revenues from one unaffiliated client, Pointe Control, accounted for 16% of the Company's total revenues; this client also accounted for 60% of the Company's licensing revenues in that same period. In addition, revenues from Sourcenext, the beneficiary of, and successor to, the Pointe Control agreement as discussed in Note 4 below, accounted for 11% of our total revenues and for 40% of our licensing revenues in that same period.

During the six-month period ended June 30, 2001, revenues from Sourcenext accounted for 37% of the Company's total revenues; this client also accounted for 100% of the Company's licensing revenues in that same period.

During the first six months of 2000, one Internet advertising and marketing client, Cool Savings, accounted for 18% of the Company's total revenue and 24% of the Company's Internet advertising revenue. During the first six months of 2001, two clients, ProSTEP, Inc. and Investors Business Daily, each accounted for 14% of our total revenue and for 23% and 22%, respectively, of the Company's Internet advertising revenue. If one or more of the Company's large clients ceases operations or otherwise abruptly ceases or reduces their business with the Company, the Company's results of operations, cash flows and liquidity could be adversely affected.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

RECEIVABLES CONCENTRATION

As of June 30, 2000, none of the Company's Internet advertising clients had a receivable balance in excess of 10% of the Company's total receivables.

As of June 30, 2001, two of the Company's Internet advertising clients had balances in excess of 10% of the Company's total receivables; their aggregate balance at that date was $185,013, which constituted 43% of total receivables. One such client, whose balance as of June 30, 2001 was $119,587, is currently on extended payment terms with us to ease its cash flow burden.

The Company's receivables vary in payment terms according to the individual contracts signed with clients. These terms may include due dates up to 60 days past the invoice date. However, due partly to the downturn in the industry, payment on customers' accounts has slowed considerably from 2000. As of June 30, 2000, customers were paying, on average, 76 days after invoice date, as calculated under the "days in accounts receivable" formula. As of June 30, 2001, customers were paying, on average, 123 days after invoice date, under such formula.

NOTE 4 - CONTRACTS

POINTE CONTROL

On May 26, 2000, the Company's distribution agreement with Pointe Control was terminated with no further obligations. Revenues generated under the Pointe Control agreement for the six-month period ended June 30, 2000 were $610,453. No bonus payments were received in connection with this contract.

SOURCENEXT CORPORATION

On May 26, 2000, the Company replaced the Pointe Control agreement with a distribution agreement with Sourcenext Corporation, the beneficiary of the Pointe Control agreement. The Sourcenext agreement provides for 24 consecutive monthly payments of $75,000, which began in June 2000. Under the Sourcenext agreement, the Company also receives an additional $75,000 per product for a total of 24 products that the Company may deliver under the terms of the agreement, during the same 24-month period. Additionally, the Sourcenext agreement provides for up to five bonus payments of $400,000 each if sales of certain of the Company's software products reach "top product" status. "Top product" status is based on sales totals as determined by a weekly Japanese online industry report set forth in the agreement. Under the Sourcenext agreement, a product receives two points for being in the top ten on the industry report's best seller's list, and one point for being ranked eleven through twenty on this list. Once a product has accumulated 18 points, it has achieved "top product" status. None of the Company's products have achieved "top product" status during the six months ended June 30, 2001.

The Company records revenue using the percentage-of-completion method based on products completed and delivered. The Company did not deliver any titles during the three months ended June 30, 2001. Based on the percentage-of-completion method, the Company recorded $750,000 in revenues for the six-month period ended June 30, 2001, in connection with the Sourcenext contract.

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

NOTE 6 - NOTE PAYABLE ON D&O INSURANCE

In August 2000, the Company entered into a premium finance agreement relating to its Directors and Officers insurance premium. The entire amount financed was $260,010 over 24 months. In December 2000, when the board of directors decided to terminate the Company's public offering, the Board also chose to terminate the D&O insurance policy. The finance agreement stated that, in the event of policy cancellation, all amounts under the agreement would become due and payable by the insured. The policy was cancelled in January 2001, and no further payments were made under the financing agreement. According to the terms of the agreement, the Company was in default while awaiting the refund from the insurance company. The finance agreement allowed for amounts payable to be offset by premiums refunded from the insurance company on the cancelled policy. In March 2001, the amount due under the financing agreement was recorded on the Company's books as $209,329, for which a short-term note payable was recorded. In May 2001, the Company's former D&O insurance company refunded $235,000 directly to the Company's financing company. After settlement of the note payable, the financing company refunded $7,448 back to the Company in June 2001. The Company recorded the cancellation of the note payable by netting the cash received and the balance of the note payable against the prepaid insurance account, and also recorded a charge to D&O insurance expense of $27,937.

NOTE 7 - SHORT-TERM NOTE PAYABLE TO BANK

On June 21, 2001, the Company's subsidiary, ASIC, borrowed $275,000 from a local bank. Under the related promissory note, the outstanding principal accrues interest at the rate of 8.5% and matures on December 15, 2001. The note requires monthly payments of interest accrued, and payment in full of all principal and remaining unpaid interest in a lump sum upon demand by the bank, at maturity, or upon an event of default, as defined in the note. The note requires the Company to comply with various covenants as a condition for granting the note, including production of quarterly financial statements, an annual audit and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and of the Company. The Company is utilizing the amount borrowed under this note for working capital.

NOTE 8 - LINE OF CREDIT

In December 2000, ASIC was granted a $300,000 line of credit with a local bank. Any amounts drawn on the line of credit would bear interest at a variable rate equal to the bank's prime rate plus 0.25%. Interest would be payable monthly on the outstanding balance. Amounts drawn under this line of credit were to be secured by assets of the Company and of ASIC. On June 21, 2001, the bank and ASIC executed a "Change in Terms Agreement" on this line of credit. The amount of the line of credit was reduced to $225,000 from $300,000 with a maturity date of August 1, 2001. All other material terms and conditions on the line of credit remained the same. The Company has been unable to draw down on this line of credit because it has been in violation of one or more covenants set forth in the line of credit agreement. No amounts were outstanding under this line of credit as of June 30, 2001 nor as of August 1, 2001.

NOTE 9 - ADVERTISING ACCOUNTS PAYABLE

During the 2001 second quarter, and also subsequent to June 30, 2001, the Company negotiated with several of its large advertising vendors to obtain extended-payment arrangements. The balances on account with these vendors range from $9,000 to over $100,000. The vendors have reached verbal agreements with the Company to accept monthly payments ranging in amount from $2,000 to $6,000, as a means for easing the Company's cash flow burden. By making these agreed-upon payments monthly, the Company expects these trade payables to be paid in full over the next eleven to eighteen months. These payables remain classified in the current liabilities section of the balance sheet.

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

         Unless otherwise indicated or the context otherwise requires, we refer to eAcceleration Corp. as "we," "us" or "our", and to our sole, wholly-owned subsidiary Acceleration Software International Corporation as "ASIC".

         The following discussion should be read in conjunction with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2000 annual report on form 10-KSB.

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

         We also license localized versions of our software products for distribution in Japan. Under the terms of our former distribution agreement with Pointe Control and current distribution agreement with Sourcenext Corporation, we granted an unlimited license to sell the software in Japan as specified under such agreements. This does not materially affect our operations attributed to offering software free on our websites, as this license only applies to localized, Japanese versions of the software, and not the English versions which are available for free on our websites. Additionally, users in Japan generally cannot run the free English-language versions on their operating systems.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES

         Our revenues decreased $1,207,570, or 63%, from $1,905,963 during the 2000 second quarter, to $698,393 during the 2001 second quarter, primarily due to a decrease of $731,795 or 61% in our Internet advertising and marketing revenues to $473,393 in 2001 from $1,205,188 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000, and which caused many Internet-related businesses, including many of our former clients, to cease operations. As a result, there are significantly fewer companies purchasing online advertising in the industry, and demand for online advertising has fallen significantly below previous levels. In response to these "dot-com" failures, we have tightened our credit-granting policies, which has caused some companies to become ineligible to purchase on credit from us. We believe the current trend in online advertising prices will not continue in the long run; however, there can be no assurance of this.

         Our Internet advertising revenues for the 2001 second quarter included $99,603 of payments collected on previously-written off receivables, most of which came from a single client. These receivables had been reserved at the end of 2000 because of uncertainty of collectibility. There is no assurance that we will continue to receive payments on accounts that have previously been reserved as uncollectible.

         Revenues from software licensing decreased $475,775, or 68%, from $700,775 during the 2000 second quarter, to $225,000 during the 2001 second quarter. The decrease is due primarily to our not completing any projects under the Sourcenext contract in the 2001 second quarter; however, we are currently working on several projects which we expect to complete in the 2001 third quarter. Software license revenues were derived from a license agreement with Pointe Control in Japan during the first two quarters of 2000. During the remainder of 2000 and throughout 2001, we recognized software license revenues in Japan from our agreement with Sourcenext Corporation. Revenues under both contracts were recognized in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $738,408, or 61%, from $1,214,756 during the 2000 second quarter to $476,348 during the 2001 second quarter, primarily due to lower demand for online advertising industry-wide, which has caused us to purchase less advertising inventory. Internet advertising expenses incurred in the 2000 second quarter were $1,012,109, and decreased by $774,730 or 77% to $237,379 in the 2001 second quarter, for that same reason. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are generally cancellable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

         Software development and product costs decreased by $83,934, or 24%, from $352,895 during the 2000 second quarter to $268,961 in the 2001 second quarter, due to decreases in the use of outside software consultants and to our self-hosting of some of our website content, which was partially offset by an increase in payroll expenses due to new hires and development of a new product.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased by $14,712 or 5% from $302,018 during the 2000 second quarter to $316,730 in the 2001 second quarter, largely due to increases in salaries and wages and other personnel-related costs, and non-deferral of legal and accounting charges in 2001, as such charges are no longer associated with our initial public offering.

NET LOSS

         While we experienced a difficult quarter in the second quarter of 2001, incurring a net loss of $(364,189), we believe that this was not a typical quarter for our business. We also believe that this unusual loss is attributable to several timing factors, including the delay in completing several new software projects under the Sourcenext contract, and additional costs that we have incurred in the development of a new software product to be marketed outside of Japan. We do not expect to continue to incur losses as we advance our company toward completion of our goals; however, there can be no assurance that we will not continue to incur significant losses in the future.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES

         Our revenues decreased $1,828,303, or 48%, from $3,837,081 during the first six months of 2000, to $2,008,778 during the first six months of 2001, primarily due to a decrease of $1,562,850 or 55% in our Internet advertising and marketing revenues to $1,258,778 in 2001 from $2,821,628 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000, and which caused many Internet-related businesses, including many of our former clients, to cease operations. As a result, there are significantly fewer companies purchasing online advertising in the industry, and demand for online advertising has fallen significantly below previous levels. In response to these "dot-com" failures, we have tightened our credit-granting policies, which has caused some companies to become ineligible to purchase on credit from us. We believe the current trend in online advertising prices will not continue in the long run; however, there can be no assurance of this.

         Our Internet advertising revenues for the first six months of 2001 included $104,953 of payments collected on previously-written off receivables, most of which came from a single client. These receivables had been reserved at the end of 2000 because of uncertainty of collectibility. There is no assurance that we will continue to receive payments on accounts that have previously been reserved as uncollectible.

         Revenues from software licensing decreased $265,453, or 26%, from $1,015,453 during the first six months of 2000 to $750,000 during the first six months of 2001. The decrease is due primarily to our not completing any projects under the Sourcenext contract in the 2001 second quarter; however, we are currently working on several projects which we expect to complete in the 2001 third quarter. Software license revenues were derived from a license agreement with Pointe Control in Japan during the first two quarters of 2000. During the remainder of 2000 and throughout 2001, we recognized software license revenues in Japan from our agreement with Sourcenext Corporation. Revenues under both contracts were recognized in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $1,375,863, or 55%, from $2,482,177 during the first six months of 2000 to $1,106,314 during the first six months of 2001, primarily due to lower demand for online advertising industry-wide, which has caused us to purchase less advertising inventory. Internet advertising expenses incurred in the first six months of 2000 were $2,101,570 and decreased by $1,521,482, or 72%, to $580,088 in the first six months of 2001, for that same reason. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are generally cancellable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

         Software development and product costs decreased by $115,031 or 17% from $683,535 during the first six months of 2000 to $568,504 in the first six months of 2001, due to decreases in the use of outside software consultants and to our self-hosting of some of our website content which were partially offset by an increase in payroll expenses due to new hires and to the development of a new product.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $134,037 or 25% from $535,785 during the first six months of 2000 to $669,822 in the first six months of 2001, largely due to increases in salaries and wages and other personnel-related costs, and non-deferral of legal and accounting charges in 2001, as such charges are no longer associated with our initial public offering.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the first six months of 2000 or 2001. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $65,170 and $(171,486) of compensation expense during the first six months of 2000 and 2001, respectively, net of cancellations.

NET LOSS

         While we experienced a difficult period in the first six months of 2001, incurring a net loss of $(336,516), we believe that this result was not typical for our business. We also believe that this unusual loss is attributable to several timing factors, including the delay in completing several new software projects under the Sourcenext contract, and additional costs that we have incurred in the development of a new software product to be marketed outside of Japan. We do not expect to continue to incur losses as we advance our company toward completion of our goals; however, there can be no assurance that we will not continue to incur significant losses in the future.

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2001, we did not generate sufficient cash flows from operations to support our business. During the first six months of 2000 and 2001, we generated cash flows from operations of $597,062 and $(219,044), respectively. The decreases in accounts receivable and accounts payable, due to the low demand in the Internet advertising industry, were the primary causes of the decrease in our cash flows.

         At June 30, 2001, we had cash of $301,411 and a working capital deficit of $(727,733). We intend to continue to utilize our resources in the remainder of 2001 for software development, for developing, marketing and advertising our Internet presence, for financing accounts receivable and for capital expenditures, including the purchase of computer equipment and software. However, our working capital requirements may change depending upon numerous factors, including, among others, the need to expand our website traffic through increased amounts of free software downloads and Internet advertising. We believe that our existing cash, cash generated from operations and the proceeds from the short-term note payable, should be sufficient to meet our obligations as they come due. If we require funds for operations, we believe that our two stockholders will provide funding, if we are unable to obtain financing independently. There can be no assurance, however, that we will be successful in attaining our revenue goals, nor that attaining such goals will have the desired effect on our cash resources.

         In October 2000, we entered into a securities purchase agreement with Contera Corporation, an unrelated party ("Contera Agreement"), whereby we purchased 10,000 shares of Contera's common stock for $50,000, and received warrants to purchase 100,000 shares of Contera's common stock with an exercise price of $5.00 per share. We received the right to also purchase an additional 10,000 shares of Contera's common stock, along with warrants to purchase an additional 100,000 shares of Contera's common stock under the same terms and conditions as the previous sale. On December 31, 2000, we impaired $45,000 of the $50,000 investment due to financial difficulties of Contera. In the 2001 second quarter, we invested $10,000 in Contera as consideration for 2,000 of the additional 10,000 shares at $5.00 per share along with 20,000 of the additional 100,000 warrants.

         In December 2000, ASIC, our subsidiary, was granted a $300,000 line of credit with a local bank. Any amounts drawn on the line of credit would bear interest at a variable rate equal to the bank's prime rate plus 0.25%. Interest would be payable monthly on the outstanding balance. Amounts drawn under this line of credit were to be secured by our assets and those of ASIC. On June 21, 2001, the bank and ASIC executed a "Change in Terms Agreement" on this line of credit. The amount of the line of credit was reduced to $225,000 from $300,000 with a maturity date of August 1, 2001. All other material terms and conditions on the line of credit remained the same. We have been unable to draw down on this line of credit because we have been in violation of one or more covenants set forth in the line of credit agreement. No amounts were outstanding under this line of credit as of June 30, 2001 nor as of August 1, 2001.

         In August 2000, we entered into a premium finance agreement relating to our Directors and Officers insurance premium. The entire amount financed was $260,010 over 24 months. In December 2000, when we decided to terminate our public offering, we also chose to terminate our D&O insurance policy. The finance agreement stated that, in the event of policy cancellation, all amounts under the agreement would become due and payable by the insured. The policy was cancelled in January 2001, and no further payments were made under the financing agreement. According to the terms of the agreement, we were in default while awaiting the refund from the insurance company. The finance agreement allowed for amounts payable to be offset by premiums refunded from the insurance company on the cancelled policy. In March 2001, the amount due under the financing agreement was recorded on our books as $209,329, for which a short-term note payable was recorded. In May 2001, our former D&O insurance company refunded $235,000 directly to our financing company. After settlement of the note payable, the financing company refunded $7,448 back to us in June 2001. We recorded the cancellation of the note payable by netting the cash received and the balance of the note payable against the prepaid insurance account, and also recorded a charge to D&O insurance expense of $27,937.

         During the 2001 second quarter, and also subsequent to June 30, 2001, we negotiated with several of our large advertising vendors to obtain extended-payment arrangements. The balances on account with these vendors range from $9,000 to over $100,000. The vendors have reached verbal agreements with us to accept monthly payments ranging in amount from $2,000 to $6,000 as a means for easing our cash flow burden. By making these agreed-upon payments monthly, we expect these trade payables to be paid in full over the next eleven to eighteen months. These payables remain classified in the current liabilities section of our balance sheet.

         On June 21, 2001, ASIC borrowed $275,000 from a local bank. Under the related promissory note, the outstanding principal accrues interest at the rate of 8.5% and matures on December 15, 2001. The note requires monthly payments of interest accrued, and payment in full of all principal and remaining unpaid interest in a lump sum upon the demand by the bank, at maturity, or upon an event of default, as defined in the note. The note requires us to comply with various covenants as a condition for granting the note, including production of quarterly financial statements, an annual audit and maintenance of insurance over the premises of the business. The note is secured by our assets and those of ASIC. We are utilizing the amount borrowed under this note for working capital.

         Under our distribution agreement with Sourcenext, in addition to 24 consecutive monthly payments of $75,000, we will receive during such 24-month period $75,000 for each of the 24 products that we deliver under the terms of the agreement. As of June 30, 2001, we had delivered ten products under this agreement, and based on our historical success in producing new software products under the Pointe Control agreement, we believe that it is likely that we will continue to produce and deliver the products as required by the Sourcenext agreement. We cannot make any assurances that we will be successful, however, and in the event we do not produce new products in a timely manner, we will not receive, or continue to receive, the conditional $75,000 payments per product. Failure to receive a significant amount of the payments from Sourcenext would have a materially adverse effect on our financial position, operations and cash flows.

CLIENT CONCENTRATION

         During the six-month period ended June 30, 2000, revenues from one unaffiliated client, Pointe Control, accounted for 16% of our total revenues; this client also accounted for 60% of our licensing revenues in that same period. In addition, revenues from Sourcenext, the beneficiary of, and successor to, the Pointe Control agreement, accounted for 11% of our total revenues and for 40% of our licensing revenues in that same period.

         During the six-month period ended June 30, 2001, revenues from Sourcenext accounted for 37% of our total revenues; this client also accounted for 100% of our licensing revenues in that same period.

         During the first six months of 2000, one Internet advertising and marketing client, Cool Savings, accounted for 18% of our total revenue and 24% of our Internet advertising revenue. During the first six months of 2001, two clients, ProSTEP, Inc. and Investors Business Daily, each accounted for 14% of our total revenue and for 23% and 22%, respectively, of our Internet advertising revenue. If one or more of our large clients ceases operations or otherwise abruptly ceases or reduces their business with us, our results of operations, cash flows and liquidity could be adversely affected.

RECEIVABLES CONCENTRATION

         As of June 30, 2000, no Internet advertising client had a receivable balance in excess of 10% of total receivables.

         As of June 30, 2001, two Internet advertising clients had balances in excess of 10% of total receivables; their aggregate balance at that date was $185,013, which constituted 43% of total receivables. One such client, whose balance as of June 30, 2001 was $119,587, is currently on extended payment terms with us to ease its cash flow burden.

         Our receivables vary in payment terms according to the individual contracts signed with clients. These terms may include due dates up to 60 days past the invoice date. However, due partly to the downturn in the industry, payment on our customers' accounts has slowed considerably from 2000. As of June 30, 2000, our customers were paying us, on average, 76 days after invoice date, as calculated under the "days in accounts receivable" formula. As of June 30, 2001, our customers were paying us, on average, 123 days after invoice date, under such formula.

SUPPLIER CONCENTRATION

         We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancellable by either party at short notice. For the first six months of 2000, five advertising vendors, Adsmart, Adauction.com. Double Click, One Media Place and Global Market LTD, accounted for 27%, 11%, 9%, 8% and 8%, respectively, of our total Internet media purchases. For the first six months of 2001, four advertising vendors, 24/7 Media, Inc., Engage Media, Music Vision, Inc. and Uproar Inc., accounted for 40%, 18%, 18% and 11% of our total Internet media purchases, respectively. Many of these suppliers have reported significant financial losses and may not continue operations in the long term.
Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate advertising space through the termination of our agreements with suppliers or the significant increase in the cost of supplies would likely hinder our ability to attract users to our websites and as a result, would have an adverse effect on our results of operations, cash flows and liquidity.

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

         As of June 30, 2001, over 90% of our Internet advertising contracts could be terminated by either party with several days notice. The loss of a significant number of these contracts in any period could result in an immediate and significant decline in our revenues and cause our business to suffer.

A SIGNIFICANT PERCENTAGE OF OUR INTERNET ADVERTISING AND MARKETING REVENUES ARE DERIVED FROM ONLY A SMALL NUMBER OF INTERNET ADVERTISING AND MARKETING CLIENTS. THE INABILITY TO CONTINUE OUR RELATIONSHIP WITH ANY OF THEM COULD ADVERSELY AFFECT US.

         During the first six months of 2000, one Internet advertising and marketing client, Cool Savings, accounted for 18% of our total revenue and 24% of our Internet advertising revenue. During the first six months of 2001, two clients, ProSTEP, Inc. and Investors Business Daily, each accounted for 14% of our total revenue and for 23% and 22%, respectively, of our Internet advertising revenue. Some of our customers have reported significant financial losses, and we are uncertain if they will continue to remain in business. The loss of any of our major Internet advertising or marketing clients, a significant decrease in products or services sold to them, or an inability to collect receivables from one or more of them, could adversely affect our business, operating results and financial condition.

WE HAVE A HIGH CONCENTRATION OF RECEIVABLES IN A VERY SMALL NUMBER OF INTERNET ADVERTISING CLIENTS.

         As of June 30, 2000, no Internet advertising client had a receivable balance in excess of 10% of total receivables. As of June 30, 2001, two Internet advertising clients had balances in excess of 10% of total receivables. Their aggregate balance at that date was $185,013, which constituted 43% of total receivables. One such client, whose balance as of June 30, 2001 was $119,587, is currently on extended payment terms with us to ease its cash flow burden. An inability to collect on one or more of these high-dollar receivable balances from these clients could adversely affect our business, operating results, financial position and cash flows.

WE DO NOT HOLD COLLATERAL TO SECURE PAYMENT FROM OUR ONLY SOFTWARE LICENSING CLIENT FROM WHOM WE DERIVE A SIGNIFICANT PERCENTAGE OF OUR TOTAL REVENUE, AND IF WE FAIL TO RECEIVE PAYMENT FROM THIS CUSTOMER, OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

         Under our software licensing agreement with Sourcenext Corporation, our distributor in Japan, Sourcenext is obligated to pay us up to $3.6 million through May 2002. Therefore, a default in payment on a significant scale could materially adversely affect our results of operations and financial condition.

WE ARE DEPENDENT ON PURCHASING INTERNET ADVERTISING SPACE CURRENTLY PROVIDED BY ONLY A SMALL NUMBER OF INTERNET ADVERTISING SUPPLIERS, MOST OF WHICH HAVE AGREEMENTS WITH US THAT ARE CANCELLABLE BY EITHER PARTY AT SHORT NOTICE. THE LOSS OF A SIGNIFICANT NUMBER OF THESE SUPPLIERS COULD ADVERSELY AFFECT US.

For the first six months of 2000, five advertising vendors, Adsmart, Adauction.com, Double Click, One Media Place and Global Market LTD, accounted for 27%, 11%, 9%, 8% and 8%, respectively, of our total Internet media purchases. For the first six months of 2001, four advertising vendors, 24/7 Media, Inc., Engage Media, Music Vision, Inc. and Uproar, Inc., accounted for 40%, 18%, 18% and 11% of our total Internet media purchases, respectively. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. If there are fewer suppliers available, prices of advertising space could increase significantly, which could have a materially adverse effect on our operations.

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

         The policy was cancelled in January 2001, and no further payments were made under the financing agreement. According to the terms of the agreement, we were in default while awaiting the refund from the insurance company. The finance agreement allowed for amounts payable to be offset by premiums refunded from the insurance company on the cancelled policy. In March 2001, the amount due under the financing agreement was recorded on our books as $209,329, for which a short-term note payable was recorded. In May 2001, our former D&O insurance company refunded $235,000 directly to our financing company. After settlement of the note payable, the financing company refunded $7,448 back to us in June 2001. We recorded the cancellation of the note payable by netting the cash received and the balance of the note payable against the prepaid insurance account, and also recorded a charge to D&O insurance expense of $27,937.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         10.1 Promissory Note, dated June 21, 2001, by Acceleration Software International Corporation in favor of Silverdale State Bank.

         10.2 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of eAcceleration Corp.

         10.3 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of Acceleration Software International Corporation.

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the three-month period ended June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       EACCELERATION CORP.



Dated: August 14, 2001            By:       /s/ Clint Ballard
                                     ---------------------------------------
                                                  Clint Ballard
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated: August 14, 2001            By:     /s/ E. Edward Ahrens
                                     ---------------------------------------
                                                E. Edward Ahrens
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


Number     Description

10.1 Promissory Note, dated June 21, 2001, by Acceleration Software International Corporation in favor of Silverdale State Bank.

10.2 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of eAcceleration Corp.

10.3 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of Acceleration Software International Corporation.