Form 10QSB
period 2001-09-30
EACCELERATION CORP
filed 2001-11-14
CIK 1098862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
     FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

           1050 NE HOSTMARK ST., SUITE 100B, POULSBO, WASHINGTON 98370
                    (Address of principal executive offices)

                1223 NW FINN HILL ROAD, POULSBO, WASHINGTON 98370
                 (Address of former principal executive offices)

                                 (360) 697-9260
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,300,000 shares of Common Stock, as of November 1, 2001.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2000
    and September 30, 2001 (unaudited)...............................         3
Condensed consolidated statements of operations for the three and nine months ended September 30, 2000 (as restated)
    and 2001 (unaudited) ............................................         4
Condensed consolidated statements of cash flows for the nine months
    ended September 30, 2000 (as restated) and 2001 (unaudited) .....         5
Notes to condensed consolidated financial statements (unaudited).....         6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................        11

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...........................................        17
Item 2.  Changes in Securities and Use of Proceeds...................        17
Item 3.  Defaults upon Senior Securities.............................        17
Item 4.  Submissions of Matters to a Vote of Security Holders........        17
Item 5.  Other Information...........................................        17
Item 6.  Exhibits and Reports on Form 8-K............................        17

SIGNATURES...........................................................        18

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                December 31,   September 30,
                                                                                    2000           2001
                                                                                ------------   ------------
                                                                                               (unaudited)
Current assets:
   Cash                                                                         $   350,607    $   233,864
   Restricted cash                                                                  774,985           -
   Accounts receivable, net of allowance for doubtful
       accounts of $150,000 and $153,677, respectively                            1,015,743        255,471
   Prepaid insurance                                                                248,775           -
   Other current assets                                                               7,965           -
                                                                                ------------    -----------
        Total current assets                                                      2,398,075        489,335

Property and equipment, net                                                         120,793         87,805
Patents and trademarks, net                                                          67,078         52,543
Other assets                                                                         24,173         44,173
                                                                                ------------    -----------

                                                                                $ 2,610,119     $  673,856
                                                                                ============    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                             $ 1,459,016     $  571,480
   Other accrued liabilities                                                        103,460         85,650
   Due to subscribers                                                               774,985           -
   Current portion of long-term debt                                                128,387           -
   Short-term note payable                                                             -           275,000
                                                                                ------------    -----------
      Total current liabilities                                                   2,465,848        932,130
                                                                                ------------    -----------

Long-term accounts payable, net of current portion                                  205,038           -
Long-term debt, net of current portion                                               80,942           -
                                                                                ------------    -----------

   Total liabilities                                                              2,751,828        932,130
                                                                                ------------    -----------

Commitments and contingencies                                                          -              -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,300,000 shares issued and outstanding                                         3,430           3,430
   Additional paid-in capital                                                       600,073         441,434
   Accumulated deficit                                                             (745,212)       (703,138)
                                                                                ------------    ------------
      Total stockholders' deficit                                                  (141,709)       (258,274)
                                                                                ------------    ------------

                                                                                $ 2,610,119     $   673,856
                                                                                ============    ============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                       September 30,
                                            ---------------------------------     --------------------------------
                                                 2000              2001                2000              2001
                                            ---------------   ---------------     ---------------  ---------------
                                             (as restated)                         (as restated)
                                                       (unaudited)                         (unaudited)
Revenues:
     Internet                               $    1,648,522     $     210,717      $    4,470,150   $    1,469,495
     License                                       450,000           525,000           1,210,453        1,275,000
                                            ---------------    --------------     ---------------  ---------------
                                                 2,098,522           735,717           5,680,603        2,744,495
                                            ---------------    --------------     ---------------  ---------------

Costs and expenses:
     Internet sales and development              1,711,835           408,838           4,114,888        1,515,152
     Licensed software development
         and products                              336,099           268,204           1,019,634          836,708
     General and administrative                    138,989           (37,571)            674,774          632,251
                                            ---------------    --------------     ---------------  ---------------

                                                 2,186,923           639,471           5,809,296        2,984,111
                                            ---------------    --------------     ---------------  ---------------

Income (loss) from operations                      (88,401)           96,246            (128,693)        (239,616)

Other income (expense)                               8,814            (5,891)             10,954           (6,545)
                                            ---------------    --------------     ---------------  ---------------

Income (loss) before extraordinary
     item                                          (79,587)           90,355            (117,739)        (246,161)
                                            ---------------    --------------     ---------------  ---------------
Extraordinary item - gain on settlements
     of accounts payable                              -              294,178                -             294,178
                                            ---------------    --------------     ---------------  ---------------

Net income (loss)                           $      (79,587)   $      384,533      $     (117,739)  $       48,017
                                            ===============   ===============     ===============  ===============

Basic per share information:
     Income/(loss) before extraordinary
         item                               $        (.002)   $         .003       $       (.003)  $        (.007)
                                            ===============   ===============     ===============  ===============
     Extraordinary item                     $         -       $         .009      $         -      $         .009
                                            ===============   ===============     ===============  ===============
     Net income/(loss)                      $        (.002)   $         .011      $        (.003)  $         .001
                                            ===============   ===============     ===============  ===============

Diluted per share information:
     Income/loss before extraordinary
         item                               $        (.002)   $         .003      $        (.003)  $        (.007)
                                            ===============   ===============     ===============  ===============
     Extraordinary item                     $         -       $         .009      $         -      $         .009
                                            ===============   ===============     ===============  ===============
     Net income/(loss)                      $        (.002)   $         .011      $        (.003)  $         .001
                                            ===============   ===============     ===============  ===============

Weighted average shares outstanding:
   Basic                                        34,300,000        34,300,000          34,300,000       34,300,000
                                            ===============   ===============     ===============  ===============
   Diluted                                      34,300,000        34,331,495          34,300,000       34,331,495
                                            ===============   ===============     ===============  ===============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             Nine Months Ended
                                                                                September 30,
                                                                     -----------------------------------
                                                                          2000                 2001
                                                                     ---------------     ---------------
                                                                      (as restated)
                                                                                 (unaudited)
Cash flows from operating activities:
Net income (loss)                                                    $     (117,739)     $       48,017
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                         43,515              51,346
       Provision for bad debt                                                28,250              19,957
       Net value of stock options issued (cancelled)                        114,864            (158,639)
       Fair value of officer services                                        78,000                -
       Extraordinary gain on settlements
            of accounts payable                                                -               (294,178)
       Changes in operating assets and liabilities:
         Accounts receivable                                               (542,489)            740,315
         Prepaid insurance                                                     -                 39,446
         Other current assets                                                58,215               7,965
         Accounts payable                                                   771,627            (656,396)
         Other current liabilities                                             -                (17,810)
                                                                     ---------------     ---------------
       Net cash provided by (used in) operating activities                  434,243            (219,977)
                                                                     ---------------     ---------------

Cash flows from investing activities:
       Purchases of equipment                                               (66,336)             (3,823)
       Long term receivable                                                  52,415                -
       Increase in investments                                                 -                (20,000)
                                                                     ---------------     ---------------
         Net cash used in investing activities                              (13,921)            (23,823)
                                                                     ---------------     ---------------

Cash flows from financing activities:
       Deferred offering costs                                             (380,601)               -
       Return of restricted cash to subscribers
         in connection with initial public offering                            -                774,985
       Reduction of liability due to subscribers                               -               (774,985)
       Increase in short-term note payable                                     -                275,000
       Reduction in long-term account payable                                  -               (142,001)
       Distribution to stockholders                                            (576)             (5,942)
                                                                     ---------------     ---------------
         Net cash provided by (used in) financing activities               (381,177)            127,057
                                                                     ---------------     ---------------

Net increase (decrease) in cash                                              39,145            (116,743)
Cash at beginning of period                                                 329,483             350,607
                                                                     ---------------     ---------------

Cash at end of period                                                $      368,628      $      233,864
                                                                     ===============     ===============

Non-cash financing activity:
Cancellation of prepaid insurance
  financed with a note payable                                       $         -         $      209,329
                                                                     ===============     ===============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                             $          433      $       12,606
                                                                     ===============     ===============
Cash paid during the period for taxes                                $         -         $         -
                                                                     ===============     ===============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

THE COMPANY

eAcceleration Corp. (the "Company") is a provider of online direct marketing services, advertising solutions, and proprietary software. In addition to deriving licensing fees from sales of software products, the Company combines pay-for-performance, Internet-based direct marketing and advertising services with programs that reward users with free software in exchange for using the Company's designated homepage as their Internet browser's starting page. The Company is additionally increasing its focus on developing a subscriber base for certain of its software products.

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

Internet advertising revenues can be based on impressions, click-throughs, sign-ups, registrations, commissions, or downloads, and such revenues are recognized in the period in which users execute these pre-defined actions.

INTERIM DISCLOSURES

The information as of September 30, 2001, and for the three and nine months ended September 30, 2000 and 2001, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001.

RESTATEMENT

The information for the three and nine months ended September 30, 2000 has been restated to reflect the adjustments to licensing revenues and to correct an error in advertising expenses, as disclosed in Note 15 to the financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2000.

RECLASSIFICATIONS

In addition to the above-mentioned restatement, certain reclassifications have been made to the 2000 condensed consolidated financial statements and related notes to conform to the current year presentation. These reclassifications had no effect on net income/net loss or stockholders' deficit.

                               EACCELERATION CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations," which eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. In addition, SFAS 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS 141 will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS 142, "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment at least annually. SFAS 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS 142 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability for the retirement is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The Company will be required to adopt this statement no later than January 1, 2003. The Company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company will be required to adopt this statement no later than January 1, 2002. The Company is currently assessing the impact of this statement on its financial statements.

NOTE 2 - EARNINGS PER SHARE

The table set forth below reconciles the components of the basic net income per share calculation to the components of the diluted net income per share calculation.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                                                         September 30,
                                                              ---------------------------------
                                                                   2000               2001
                                                              ---------------   ---------------
                                                               (as restated)
Weighted average shares outstanding -
    Basic                                                         34,300,000        34,300,000

Dilutive effect of stock options                                        -               31,495
                                                              ---------------   ---------------
Weighted average shares outstanding -
    Diluted                                                       34,300,000        34,331,495
                                                              ===============   ===============

Options to purchase 616,800 shares of common stock at prices ranging from $0.70 to $6.25 per share were outstanding as of September 30, 2000.

Options to purchase 104,300 shares of common stock at prices ranging from $0.70 to $6.25 per share were outstanding as of September 30, 2001.

Since the Company had a net loss for the three and nine months ended September 30, 2000, as restated, stock options have been excluded from the calculation of the weighted average shares outstanding for those periods, as their effects are anti-dilutive. Had the Company shown net income for the three and nine months ended September 30, 2000, the dilutive effect of the stock options would have been an additional 134,319 shares.

NOTE 3 - SEGMENT AND OTHER INFORMATION

During the nine month periods ended September 30, 2000 and 2001, revenues from licensing were primarily derived from our distributor in Japan, and Internet advertising revenues were derived from clients primarily located in the United States, with a small percentage originating in various other countries. Revenues by geographic region are as follows for the three-month and nine-month periods ended September 30, 2000 and 2001:

                                  Three Months Ended September 30,         Nine Months Ended September 30,
                                 ----------------------------------      ----------------------------------
                                      2000                2001                 2000                2001
                                 ---------------    ---------------      ---------------    ---------------
                                  (as restated)                           (as restated)
     Japan                       $      450,000     $      525,000       $    1,210,453     $    1,275,000
     U.S.                             1,542,410            158,294            4,074,289          1,298,141
     Other                              106,112             52,423              395,861            171,354
                                 ---------------    ---------------      ---------------    ---------------
         Total revenue           $    2,098,522     $      735,717       $    5,680,603     $    2,744,495
                                 ===============    ===============      ===============    ===============

SALES CONCENTRATION

During the nine-month period ended September 30, 2000, revenues from one unaffiliated client, Pointe Control, accounted for 11% of the Company's total revenues; this client also accounted for 50% of the Company's licensing revenues in that same period. In addition, revenues from Sourcenext, the beneficiary of, and successor to, the Pointe Control agreement as discussed in Note 4 below, accounted for 11% of our total revenues and for 50% of our licensing revenues in that same period.

During the nine-month period ended September 30, 2001, revenues from Sourcenext accounted for 46% of the Company's total revenues; this client also accounted for 100% of the Company's licensing revenues in that same period.

During the first nine months of 2000, two Internet advertising and marketing clients, ProSTEP, Inc. and Cool Savings, accounted for 15% and 13% of the Company's total revenue, respectively, and 19% and 16% of the

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Company's Internet advertising revenue, respectively. During the first nine months of 2001, two clients, Investor's Business Daily and ProSTEP, Inc., accounted for 12% and 11% of our total revenue respectively, and for 23% and 21%, respectively, of the Company's Internet advertising revenue. If one or more of the Company's large clients ceases operations or otherwise abruptly ceases or reduces their business with the Company, the Company's results of operations, cash flows and liquidity could be adversely affected.

RECEIVABLES CONCENTRATION

As of September 30, 2000, three of the Company's Internet advertising clients had receivable balances in excess of 10% of the Company's total accounts receivable; their aggregate balance at that date was $644,576, which constituted 45% of total accounts receivable.

As of September 30, 2001, two of the Company's Internet advertising clients had balances in excess of 10% of the Company's total accounts receivable; their aggregate balance at that date was $194,937, which constituted 48% of total accounts receivable. One such client, whose balance as of September 30, 2001 was $80,808, is currently on extended payment terms with us to ease its cash flow burden.

The Company's accounts receivable vary in payment terms according to the individual contracts signed with clients. These terms may include due dates up to 60 days past the invoice date. Due partly to the downturn in the online advertising industry, payment on customers' accounts has slowed since 2000. As of September 30, 2000, customers were paying, on average, 71 days after invoice date, as calculated under the "days in accounts receivable" formula. As of September 30, 2001, customers were paying, on average, 84 days after invoice date, as calculated under such formula.

NOTE 4 - CONTRACTS

POINTE CONTROL

On May 26, 2000, the Company's distribution agreement with Pointe Control was terminated with no further obligations. Revenues generated under the Pointe Control agreement for the nine-month period ended September 30, 2000 were $610,453. No bonus payments were received in connection with this contract.

SOURCENEXT CORPORATION

On May 26, 2000, the Company replaced the Pointe Control agreement with a distribution agreement with Sourcenext Corporation, the beneficiary of the Pointe Control agreement. The Sourcenext agreement provides for 24 guaranteed consecutive monthly payments of $75,000, which began in June 2000. Under the Sourcenext agreement, the Company also receives an additional $75,000 per product delivered by the Company under the terms of the agreement, up to 24 such products, during the same 24-month period. The contract is renewable for a period of 12 months. Additionally, the Sourcenext agreement provides for up to five bonus payments of $400,000 each if sales of certain of the Company's software products reach "top product" status. None of the Company's products have achieved "top product" status during the nine months ended September 30, 2001.

Management records revenues based on guaranteed payments of $75,000 monthly, with the revenues recorded for each software product upon delivery. Software products are generally completed 90 days to 180 days from commencement of production. Although the Company may experience fluctuations in revenues quarter by quarter, management believes that its revenue recognition policies are in conformity with SOP 97-2, "Software Revenue Recognition". The Company delivered four titles and eight titles during the three and nine months ended September 30, 2001, respectively.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


NOTE 5 - SHORT-TERM NOTE PAYABLE TO BANK

On June 21, 2001, the Company's subsidiary, ASIC, borrowed $275,000 from a local bank. Under the related promissory note, the outstanding principal accrues interest at the rate of 8.5% and matures on December 15, 2001. The note requires monthly payments of interest accrued, and payment in full of all principal and remaining unpaid interest in a lump sum upon demand by the bank, at maturity, or upon an event of default, as defined in the note. The note requires the Company to comply with various covenants as a condition for granting the note, including production of quarterly financial statements, an annual audit and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and of the Company, and is personally guaranteed by the Company's stockholders. The Company is utilizing the amount borrowed under this note for working capital.

NOTE 6 - LINE OF CREDIT

In December 2000, ASIC was granted a $300,000 line of credit with a local bank. Any amounts drawn on the line of credit would bear interest at a variable rate equal to the bank's prime rate plus 0.25%. Interest would be payable monthly on the outstanding balance. Amounts drawn under this line of credit were to be secured by assets of the Company and of ASIC. On June 21, 2001, the bank and ASIC executed a "Change in Terms Agreement" on this line of credit. The amount of the line of credit was reduced to $225,000 from $300,000 with an expiration date of December 1, 2001. All other material terms and conditions on the line of credit remained the same. The Company has been unable to draw down on this line of credit because it has been in violation of one or more covenants set forth in the line of credit agreement. No amounts were outstanding under this line of credit as of September 30, 2001.

NOTE 7 - DISTRIBUTIONS TO STOCKHOLDERS

During the three and nine months ended September 30, 2001, the Company's two stockholders received distributions in the aggregate amount of $2,666 and $5,942, respectively. During the three and nine months ended September 30, 2000, distributions to such stockholders were made in the amounts of $450 and $576, respectively.

NOTE 8 - EXTRAORDINARY ITEM

During the 2001 third quarter, the Company negotiated with some of its vendors to obtain settlements on $494,558 in balances owed to these vendors. The vendors have entered into written agreements with the Company to settle the accounts at rates ranging from 20% to 58% of the amount owed, which eases the Company's cash flow burden. The total gain recorded by the Company upon settling with these vendors equaled $294,178. In accordance with SFAS 15, this gain is being shown as an extraordinary item. No income tax effect for this extraordinary item is reflected on the Company's statements of operations, since the Company's income and losses are included in the individual income tax returns of the stockholders, as the Company has elected to be taxed as an S-corp.

NOTE 9 - SUBSEQUENT EVENTS

In October 2001, the Company negotiated with another one of its advertising vendors and obtained a settlement on a $24,493 account payable balance, at a rate of 50% of the amount due. The total gain to be recorded by the Company as a result of this settlement is $12,247.

In November 2001, the Company borrowed $80,000 from the Company's two stockholders to provide additional liquidity for the Company to be used for working capital. This loan is payable on demand, and interest is payable monthly on the outstanding balance at 10% per annum.

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

         Unless otherwise indicated or the context otherwise requires, we refer to eAcceleration Corp. on a consolidated basis as "we," "us" or "our", and to our sole, wholly-owned subsidiary Acceleration Software International Corporation as "ASIC".

         The following discussion should be read in conjunction with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2000 Annual Report on Form 10-KSB. All information for the three and nine months ended September 30, 2000, in the following comparisons, has been restated to reflect the adjustments to licensing revenues and to correct an error in advertising expenses, as disclosed in Note 15 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2000. In addition, certain reclassifications have been made to the year 2000 information to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders' deficit.

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

          Additionally, we are in the process of developing and marketing "Veloz," an "email transformer system" that is capable of performing various functions to inbound and outbound email files including encryption, compression, password protection, digital signatures and other enhancements. We plan to receive revenues from this product through the development of an online subscription base.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

         Our revenues decreased $1,362,805, or 65%, from $2,098,522 during the 2000 third quarter, to $735,717 during the 2001 third quarter, primarily due to a decrease of $1,437,805 or 87% in our Internet advertising and marketing revenues to $210,717 in 2001 from $1,648,522 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000, and which caused many Internet-related businesses, including many of our former clients, to cease operations. As a result, there are significantly fewer companies purchasing online advertising in the industry, and demand for online advertising has fallen significantly below previous levels. In response to these "dot-com" failures, we have tightened our credit-granting policies, which has caused some companies to become ineligible to purchase on credit from us.

         Revenues from software licensing increased $75,000, or 17%, from $450,000 during the 2000 third quarter, to $525,000 during the 2001 third quarter. The increase is due primarily to our delivery of four products to Sourcenext in the 2001 third quarter, compared to our delivery of only three products to Sourcenext in the 2000 third quarter.

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $1,302,997, or 76%, from $1,711,835 during the 2000 third quarter to $408,838 during the 2001 third quarter, primarily due to lower demand for online advertising industry-wide, which has produced significant price declines in the industry and has also caused us to purchase less advertising inventory. Internet advertising expenses incurred in the 2000 third quarter were $1,345,747, and decreased by $1,220,996 or 91% to $124,751 in the 2001 third quarter, for the same reason. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are generally cancellable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

         Software development and product costs decreased by $67,895, or 20%, from $336,099 during the 2000 third quarter to $268,204 in the 2001 third quarter, primarily due to decreases in our use of outside software consultants, streamlining our use of Internet servers, and a decrease in stock option expenses due to cancellations, offset by a small increase in payroll expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by $176,560 or 127%, from $138,989 during the 2000 third quarter to $(37,571) in the 2001 third quarter, largely due to stock option compensation reductions attributable to cancelled stock options, and a decrease in bad debt expense caused by the recovery of some previously written-off balances, offset by administrative payroll increases.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

         Our revenues decreased $2,936,108, or 52%, from $5,680,603 during the first nine months of 2000, to $2,744,495 during the first nine months of 2001, primarily due to a decrease of $3,000,655, or 67%, in our Internet advertising and marketing revenues to $1,469,495 in 2001 from $4,470,150 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000, and which caused many Internet-related businesses, including many of our former clients, to cease operations. As a result, there are significantly fewer companies purchasing online advertising in the industry, and demand for online advertising has fallen significantly below previous levels. In response to these "dot-com" failures, we have tightened our credit-granting policies, which has caused some companies to become ineligible to purchase on credit from us.

         Revenues from software licensing increased $64,547, or 5%, from $1,210,453 during the first nine months of 2000 to $1,275,000 during the first nine months of 2001. The increase is due primarily to our completing four products under the Sourcenext contract in the 2001 third quarter, as opposed to three products in the 2000 third quarter. Software license revenues were derived from a license agreement with Pointe Control in Japan during the first two quarters of 2000. During the remainder of 2000 and throughout 2001, we recognized software license revenues in Japan from our agreement with Sourcenext Corporation. Under our distribution agreement with Sourcenext, in addition to 24 consecutive monthly payments of $75,000, we receive during such 24-month period $75,000 for each of the 24 products that we deliver under the terms of the agreement. As of September 30, 2001, we had delivered 14 products under this agreement, and based on our historical success in producing new software products under the Pointe Control agreement, we believe that it is likely that we will continue to produce and deliver the products as required by the Sourcenext agreement. We cannot make any assurances that we will be successful, however, and in the event we do not produce new products in a timely manner, we will not receive, or continue to receive, the conditional $75,000 payments per product. Failure to receive a significant amount of the payments from Sourcenext would have a materially adverse effect on our financial position, operations and cash flows. Revenues under both the Pointe Control and Sourcenext contracts were recognized in conformity with the American Institute of Certified Public Accountants' SOP 97-2, "Software Revenue Recognition."

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $2,599,736, or 63%, from $4,114,888 during the first nine months of 2000 to $1,515,152 during the first nine months of 2001, primarily due to lower demand for online advertising industry-wide, which has produced significant price declines in the industry and has also caused us to purchase less advertising inventory. Internet advertising expenses incurred in the first nine months of 2000 were $3,368,193 and decreased by $2,663,354, or 79%, to $704,839 in the first nine months of 2001, for the same reason. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are generally cancellable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

         Software development and product costs decreased by $182,926, or 18%, from $1,019,634 during the first nine months of 2000 to $836,708 in the first nine months of 2001, due to decreases in our use of outside software consultants, streamlining our use of Internet servers, and a decrease in stock option expenses due to cancellations, offset by a small increase in payroll expense.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased $42,523, or 6%, from $674,774 during the first nine months of 2000 to $632,251 in the first nine months of 2001, largely due to stock option compensation reductions attributable to cancelled stock options, and a decrease in bad debt expense caused by the recovery of some previously written-off balances, offset by administrative payroll increases.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the first nine months of 2000 or 2001. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $114,864 of expense, and reduced expense by $158,639 related to compensatory stock options during the first nine months of 2000 and 2001, respectively, net of cancellations.

LIQUIDITY AND CAPITAL RESOURCES

         During the first nine months of 2001, we did not generate sufficient cash flows from operations to support our business. During the first nine months of 2000 and 2001, we generated (used) cash flows from operations of $434,243 and $(219,977), respectively. The decrease in our accounts payable, and the lack of demand in the Internet advertising industry, were the primary causes of the decrease in our cash flows, partially offset by collections of our accounts receivable.

         At September 30, 2001, we had cash of $233,864 and a working capital deficit of $442,795. We intend to continue to utilize our resources in the remainder of 2001 for software development, for developing, marketing and advertising our Internet presence, for financing accounts receivable and for capital expenditures, including the purchase of computer equipment and software. However, our working capital requirements may change depending upon numerous factors, including, among others, the need to expand our website traffic through increased amounts of free software downloads and Internet advertising and any additional expenditures we find necessary in connection with the development of our Veloz email transformer system. We believe that our existing cash, along with cash generated from operations, should be sufficient to meet our short-term obligations as they come due. After a profitable third quarter in 2001, we expect our operations to continue improving, due to our continued presence in the online advertising industry after the elimination of many other suppliers, and to our continued completion of products under our Sourcenext contract. There can be no assurance, however, that we will be successful in maintaining profitability, nor that maintaining profitability will have the desired effect on our cash resources. If we require funds for operations, we believe that our two stockholders will provide funding, if we are unable to obtain financing independently. On November 8, 2001, we borrowed $80,000 from our two stockholders to provide us with additional liquidity. This loan is payable on demand, and interest is payable monthly on the outstanding balance at 10% per annum. We also intend to seek additional financing through one or more equity offerings, in order to promote and expand a new software subscription service. There can be no assurance that we will be successful in completing any such offering or offerings, or that the terms of any such offering or offerings will be beneficial to the Company or its stockholders, in which case the business generated by the new software subscription service would suffer.

         On June 21, 2001, ASIC borrowed $275,000 from a local bank. Under the related promissory note, the outstanding principal accrues interest at the rate of 8.5% and matures on December 15, 2001. The note requires monthly payments of interest accrued, and payment in full of all principal and remaining unpaid interest in a lump sum upon the demand by the bank, at maturity, or upon an event of default, as defined in the note. The note requires us to comply with various covenants as a condition for granting the note, including production of quarterly financial statements, an annual audit and maintenance of insurance over the premises of the business. The note is secured by our assets and those of ASIC, and is personally guaranteed by our two stockholders. We are utilizing the amount borrowed under this note for working capital.

         In December 2000, ASIC was granted a $300,000 line of credit with a local bank. Any amounts drawn on the line of credit would bear interest at a variable rate equal to the bank's prime rate plus 0.25%. Interest would be payable monthly on the outstanding balance. Amounts drawn under this line of credit were to be secured by assets of our company and of ASIC. On June 21, 2001, the bank and ASIC executed a "Change in Terms Agreement" on this line of credit. The amount of the line of credit was reduced to $225,000 from $300,000 with an expiration date of December 1, 2001. All other material terms and conditions on the line of credit remained the same. We have been unable to draw down on this line of credit because we have been in violation of one or more covenants set forth in the line of credit agreement. No amounts were outstanding under this line of credit as of September 30, 2001.

         During the 2001 third quarter, we negotiated with some of our vendors to obtain settlements on $494,558 in balances owed to these vendors. The vendors have entered into written agreements with us to settle the accounts at rates ranging from 20% to 58% of the amount owed, which eases our cash flow burden. The total gain recorded upon settling with these vendors equaled $294,178. In accordance with SFAS 15, this gain is being shown as an extraordinary item. No income tax effect for this extraordinary item is reflected on our statements of operations, since our income and losses are included in the individual income tax returns of our stockholders, as we have elected to be taxed as an S-corp.

INCOME TAXES AND S-CORPORATION STATUS

         During the periods presented, we were not subject to federal and state income taxes as we elected to be taxed as an S-corporation. Accordingly, we reported income on our stockholders' personal income tax return. At present, the State of Washington does not impose income taxes on corporations but does impose a business and occupation tax on corporations conducting business in the State of Washington.

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

         In the past 12-18 months, the Internet advertising industry has undergone severe declines in demand for advertising space and in the prices of online advertisements. Management cannot reasonably estimate precisely how much the industry has declined, nor how much of the industry's decline is due to such decrease in volume or to such deflation in prices, nor can management predict if or when these declines will reverse.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         You should carefully consider the following factors affecting our future operating results:

THE MAJORITY OF OUR CONTRACTS WITH OUR INTERNET ADVERTISING CLIENTS HAVE MONTH-TO-MONTH TERMS, AND THE LOSS OF A SIGNIFICANT NUMBER OF THESE CONTRACTS IN A SHORT PERIOD OF TIME COULD HARM OUR BUSINESS.

         As of September 30, 2001, over 90% of our Internet advertising contracts could be terminated by either party with several days notice. The loss of a significant number of these contracts in any period could result in an immediate and significant decline in our revenues and cause our business to suffer.

WE OPERATE IN THE HIGHLY-VOLATILE ONLINE ADVERTISING INDUSTRY, WHICH HAS BEEN IN A SEVERE DECLINE FOR THE PAST 12 TO 18 MONTHS.

         A significant percentage of our revenues are derived from selling online advertising space to other businesses. In the past 12 to 18 months, the online advertising industry has experienced a sharp drop in demand, and a concurrent fall in prices. This decline has affected our revenue stream as well as our supplier sources. The number of viable customers, suppliers and other industry participants has narrowed considerably. Continued decline in the demand for online advertising could adversely affect our business, operating results and financial condition.

A SIGNIFICANT PERCENTAGE OF OUR INTERNET ADVERTISING AND MARKETING REVENUES ARE DERIVED FROM ONLY A SMALL NUMBER OF INTERNET ADVERTISING AND MARKETING CLIENTS. THE INABILITY TO CONTINUE OUR RELATIONSHIP WITH ANY OF THEM COULD ADVERSELY AFFECT US.

         During the first nine months of 2001, two Internet advertising and marketing clients, Investors Business Daily and ProSTEP, Inc., accounted for 12% and 11% of our total revenue, respectively, and for 23% and 21% of our Internet advertising revenue, respectively. Some of our customers have reported significant financial losses, and we are uncertain if they will continue to remain in business. The loss of any of our major Internet advertising or marketing clients, a significant decrease in products or services sold to them, or an inability to collect receivables from one or more of them, could adversely affect our business, operating results, financial condition and cash flows.

WE HAVE A HIGH CONCENTRATION OF RECEIVABLES IN A VERY SMALL NUMBER OF INTERNET ADVERTISING CLIENTS.

         As of September 30, 2001, two Internet advertising clients had balances owed to us in excess of 10% of our total receivables. Their aggregate balance at that date was $194,937, which constituted 48% of total receivables. One such client, whose balance as of September 30, 2001 was $80,808, is currently on extended payment terms with us to ease its cash flow burden. An inability to collect on one or more of these receivable balances from these clients could adversely affect our business, operating results, financial position and cash flows.

WE ARE DEPENDENT ON PURCHASING INTERNET ADVERTISING SPACE CURRENTLY PROVIDED BY ONLY A SMALL NUMBER OF INTERNET ADVERTISING SUPPLIERS, MOST OF WHICH HAVE AGREEMENTS WITH US THAT ARE CANCELLABLE BY EITHER PARTY AT SHORT NOTICE. THE LOSS OF A SIGNIFICANT NUMBER OF THESE SUPPLIERS COULD ADVERSELY AFFECT US.

         For the first nine months of 2001, five advertising vendors, 24/7 Media, Inc., Engage Media, Audiogalaxy, Uproar, Inc. and Music Vision, Inc., accounted for 38%, 16%, 16%, 11% and 10% of our total Internet media purchases, respectively. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. If there are fewer suppliers available, prices of advertising space could increase significantly, which could have a materially adverse effect on our operations.

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

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         10.1 Promissory Note, dated November 8, 2001, by eAcceleration Corp. in favor of Clint Ballard.

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the three-month period ended September 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EACCELERATION CORP.



Dated: November 14, 2001         By:         /s/ Clint Ballard
                                     -------------------------------------------
                                                 Clint Ballard
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated: November 14, 2001         By:           /s/ E. Edward Ahrens
                                     -------------------------------------------
                                                   E. Edward Ahrens
                                                Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


Number          Description
------          -----------

10.1            Promissory Note, dated November 8, 2001, by eAcceleration Corp.
                in favor of Clint Ballard.