Form 10QSB/A
period 2001-06-30
EACCELERATION CORP
filed 2002-01-30
CIK 1098862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                  Form 10-QSB/A

                                (Amendment No. 1)


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

         This amendment on Form 10-QSB/A to our quarterly report on Form 10-QSB for the period ended June 30, 2001, incorporates certain revisions to historical financial data and related descriptions, and is not intended to update other information presented in this report as originally filed, except where specifically noted. This amendment reflects the restatement of the financial information in the Form 10-QSB for the periods ended June 30, 2001 and 2000, to reflect the adjustments to licensing revenues and to correct an error in advertising expenses for the three and six months ended June 30, 2000, as explained in Note 15 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2000. In addition, certain reclassifications were made to the information for the three and six months ended June 30, 2001, for certain amounts collected on doubtful accounts, which were previously reported as advertising revenue and are now reported as a reduction of bad debt expense. See Note 10 to our unaudited condensed consolidated financial statements contained in this amendment for further discussion of the matter.

                                      INDEX


                                                                           Pages
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2000 and
   June 30, 2001 (unaudited)................................................   3
Condensed consolidated statements of operations for the three and
   six months ended June 30, 2000 (as restated) and 2001 (unaudited)........   4
Condensed consolidated statements of cash flows for the six months ended
   June 30, 2000 (as restated) and 2001 (unaudited) ........................   5
Notes to condensed consolidated financial statements (unaudited)............   6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  12

SIGNATURES..................................................................  20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                   December 31,        June 30,
                                                                       2000              2001
                                                                  -------------     -------------
                                                                                     (unaudited)
Current assets:
   Cash                                                           $    350,607      $    301,411
   Restricted cash                                                     774,985              -
   Accounts receivable, net of allowance for doubtful
       accounts of $150,000 and $150,000, respectively               1,015,743           275,673
   Prepaid insurance                                                   248,775              -
   Other current assets                                                  7,965            10,889
                                                                  -------------     -------------
        Total current assets                                         2,398,075           587,973

Property and equipment, net                                            120,793            99,222
Patents and trademarks, net                                             67,078            57,388
Other assets                                                            24,173            34,173
                                                                  -------------     -------------

                                                                  $  2,610,119      $    778,756
                                                                  =============     =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                               $  1,459,016      $    924,361
   Other accrued liabilities                                           103,460           116,345
   Due to subscribers                                                  774,985              -
   Current portion of long-term debt                                   128,387              -
   Short-term note payable                                                -              275,000
                                                                  -------------     -------------
      Total current liabilities                                      2,465,848         1,315,706
                                                                  -------------     -------------

Long-term accounts payable, net of current portion                     205,038           116,037
Long-term debt, net of current portion                                  80,942              -
                                                                  -------------     -------------
   Total liabilities                                                 2,751,828         1,431,743
                                                                  -------------     -------------

Commitments and contingencies                                             -                 -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,300,000 shares issued and outstanding                            3,430             3,430
   Additional paid-in capital                                          600,073           428,587
   Accumulated deficit                                                (745,212)       (1,085,004)
                                                                  --------------    -------------
      Total stockholders' deficit                                     (141,709)         (652,987)
                                                                  --------------    -------------

                                                                  $  2,610,119      $    778,756
                                                                  =============     =============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   Three Months Ended                     Six Months Ended
                                                         June 30,                              June 30,
                                            -------------------------------       -------------------------------
                                                2000              2001               2000              2001
                                            ---------------   -------------       -------------    --------------
                                             (As restated)                        (As restated)
                                                      (unaudited)                           (unaudited)
Revenues:
     Internet                               $    1,205,188    $     368,440       $   2,821,628    $   1,153,825
     License                                       445,775          225,000             760,453          750,000
                                            --------------    -------------       -------------    --------------
                                                 1,650,963          593,440           3,582,081        1,903,825
                                            --------------    -------------       -------------    --------------
Costs and expenses:
     Internet sales and development              1,135,632          476,348           2,403,053        1,106,314
     Licensed software development
         and products                              352,895          268,961             683,535          568,504
     General and administrative                    302,018          211,777             535,785          564,869
                                            --------------    -------------       -------------    --------------

                                                 1,790,545          957,086           3,622,373        2,239,687
                                            --------------    -------------       -------------    --------------

Loss from operations                             (139,582)         (363,646)           (40,292)         (335,862)
                                            --------------    --------------      -------------    --------------

Other income (expense)                               1,365             (543)             2,140              (654)
                                            --------------    --------------      -------------    --------------

Net loss                                    $    (138,217)    $    (364,189)           (38,152)    $    (336,516)
                                            ==============    ==============      =============    ==============

Earnings per common share --
   Basic and diluted                        $      (0.004)    $      (0.011)      $     (0.001)    $      (0.010)
                                            ==============    ==============      =============    ==============

Weighted average shares outstanding --
   Basic and diluted                           34,300,000        34,300,000          34,300,000       34,300,000
                                            ==============    ==============      ==============   ==============



     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Six Months Ended
                                                                                   June 30,
                                                                     -----------------------------------
                                                                          2000                  2001
                                                                     -------------           -----------
                                                                     (as restated)
                                                                                  (unaudited)
Cash flows from operating activities:
Net loss                                                             $    (38,152)           $  (336,516)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                       28,268                 34,136
       Provision for bad debt                                              28,250                   -
       Value of stock options issued, net of cancellations                 65,170               (171,486)
       Fair value of officer services                                      52,000                   -
       Changes in operating assets and liabilities:
         Accounts receivable                                              183,874                740,070
         Prepaid insurance                                                   -                    39,446
         Other current assets                                              64,627                 (2,924)
         Accounts payable                                                  53,096               (534,655)
         Other current liabilities                                        239,053                 12,885
                                                                     -------------           ------------
       Net cash provided by (used in) operating activities                676,186               (219,044)
                                                                     -------------           ------------

Cash flows from investing activities:
       Purchases of equipment                                             (42,656)               (2,875)
       Long term receivable                                               (31,415)                 -
       Increase in investments                                               -                  (10,000)
                                                                     -------------           -----------
         Net cash used in investing activities                            (74,071)              (12,875)
                                                                     -------------          ------------

Cash flows from financing activities:
       Deferred offering costs                                           (246,517)                 -
       Return of restricted cash to subscribers
         in connection with initial public offering                          -                  774,985
       Reduction of liability due to subscribers                             -                 (774,985)
       Increase in short-term note payable                                   -                  275,000
       Reduction in long-term account payable                                -                  (89,001)
       Distribution to shareholders                                          (126)               (3,276)
                                                                     -------------          ------------
         Net cash provided by (used in) financing activities             (246,643)              182,723
                                                                     -------------          ------------

Net increase (decrease) in cash                                           355,472               (49,196)
Cash at beginning of period                                               329,483               350,607
                                                                     -------------          ------------

Cash at end of period                                                $    684,955           $   301,411
                                                                     =============          ============



Non-cash financing activity:
Cancellation of prepaid insurance
  financed with a note payable                                       $     -                $   209,329
                                                                     =============          ============


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

RESTATEMENT

The information for the three and six months ended June 30, 2000, has been restated to reflect the adjustments to licensing revenues and to correct an error in advertising expenses, as explained in Note 15 to the financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2000.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 condensed consolidated financial statements and related notes to conform to the current year presentation. These reclassifications had no effect on net income or stockholders' deficit.

Information for the three and six months ended June 30, 2001, reflects a reclassification of certain amounts collected on doubtful accounts, which were previously reported as Internet advertising revenue, and are now being reported as a reduction to bad debt expense in the general and administrative expenses category. Such reclassification had no effect on net income or stockholders' deficit.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE

The table set forth below reconciles the components of the basic net income per share calculation to the components of the diluted net income per share calculation.

                                                                            June 30,
                                                              ---------------------------------
                                                                   2000                2001
                                                              --------------      -------------
                                                               (as restated)
Weighted average shares outstanding -
    Basic                                                        34,300,000         34,300,000

Dilutive effect of stock options                                       -                  -
                                                              --------------      -------------
Weighted average shares outstanding -
    Diluted                                                      34,300,000         34,300,000
                                                              ==============      =============

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

NOTE 3 - SEGMENT AND OTHER INFORMATION

During the six month periods ended June 30, 2000 and 2001, revenues from licensing were primarily derived in Japan, and Internet advertising revenues were derived from clients primarily located in the United States, with a small percentage originating in various other countries. Revenues by geographic region are as follows for the three- month and six-month periods ended June 30, 2000 and 2001:

                                              Three Months Ended June 30,          Six Months Ended June 30,
                                          -------------------------------       ------------------------------
                                               2000             2001                 2000             2001
                                          --------------    -------------       -------------    -------------
                                          (as restated)                         (as restated)
     Japan                                $     445,775     $    225,000        $    760,453     $    750,000
     U.S.                                     1,074,768          327,441           2,531,878        1,035,075
     Other                                      130,420           40,999             289,750          118,750
                                          --------------    -------------       -------------    -------------
         Total revenue                    $   1,650,963     $    593,440        $  3,582,081    $   1,903,825
                                          ==============    =============       =============    =============

SALES CONCENTRATION

During the six-month period ended June 30, 2000, revenues from one unaffiliated client, Pointe Control, accounted for 17% of the Company's total revenues; this client also accounted for 80% of the Company's licensing revenues in that same period. In addition, revenues from Sourcenext, the beneficiary of, and successor to, the Pointe Control agreement as discussed in Note 4 below, accounted for 4% of our total revenues and for 20% of our licensing revenues in that same period.

During the six-month period ended June 30, 2001, revenues from Sourcenext accounted for 39% of the Company's total revenues; this client also accounted for 100% of the Company's licensing revenues in that same period.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

During the first six months of 2000, two Internet advertising and marketing clients, Cool Savings and ProSTEP, Inc., accounted for 19% and 15% of the Company's total revenue, respectively, and 24% and 19% of the Company's Internet advertising revenue, respectively. During the first six months of 2001, two clients, ProSTEP, Inc. and Investors Business Daily, each accounted for 15% of the Company's total revenue and for 25% and 24%, respectively, of the Company's Internet advertising revenue. If one or more of the Company's large clients ceases operations or otherwise abruptly ceases or reduces their business with the Company, the Company's results of operations, cash flows and liquidity could be adversely affected.

RECEIVABLES CONCENTRATION

As of June 30, 2000, one of the Company's Internet advertising clients had a receivable balance in excess of 10% of the Company's total receivables; this client's balance at that date was $84,549, which constituted 12% of total accounts receivable.

As of June 30, 2001, two of the Company's Internet advertising clients had balances in excess of 10% of the Company's total receivables; their aggregate balance at that date was $185,013, which constituted 43% of total receivables. One such client, whose balance as of June 30, 2001 was $119,587, is currently on extended payment terms with us to ease its cash flow burden.

The Company's receivables vary in payment terms according to the individual contracts signed with clients. These terms may include due dates up to 60 days past the invoice date. However, due partly to the downturn in the industry, payment on customers' accounts has slowed considerably from 2000. As of June 30, 2000, customers were paying, on average, 78 days after invoice date, as calculated under the "days in accounts receivable" formula. As of June 30, 2001, customers were paying, on average, 122 days after invoice date, under such formula.

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

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

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

NOTE 10 - AMENDMENT TO FORM 10-QSB

In the Form 10-KSB filed by the Company for the year ended December 31, 2000, the Company restated its 2000 second and third quarter financial information in
Note 15 to the financial statements.

Subsequently, the Company became aware that in the Form 10-QSB for the quarterly period ended June 30, 2001, it had erroneously included amounts for the fiscal year 2000 as originally reported, rather than as restated in Note 15 to the financial statements in the Company's 2000 Form 10-KSB. This amendment reports the restated amounts for the fiscal year 2000.

The Company also became aware that it had incorrectly reported in its Form 10-QSB for the quarterly period ended June 30, 2001, certain amounts in advertising revenue which represented collections on previously written-off bad debts for the three- and six-month periods ending June 30, 2001. The financial information in this amendment reports such amounts as reductions to bad debt expense.

A summary of the significant effects of the restatement follows:

                                                     As
                                                  previously           As
                                                   reported         restated
                                                  ----------        --------
Three months ended June 30, 2000:
License revenues                                    700,775          445,775
Total revenues                                    1,905,963        1,650,963
Internet sales and development expenses           1,214,756        1,135,632
Total expenses                                    1,869,669        1,790,545
Income (loss) from operations                        36,294        (139,582)
Net income (loss)                                    37,659        (138,217)

Six months ended June 30, 2000:

License revenues                                  1,015,453          760,453
Total revenues                                    3,837,081        3,582,081
Internet sales and development expenses           2,482,177        2,403,053
Total expenses                                    3,701,497        3,622,373
Income (loss) from operations                       135,584         (40,292)
Net income (loss)                                   137,724         (38,152)


                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

                                                       As
                                                   previously         As
                                                    reported        restated
                                                   ----------       --------
Three months ended June 30, 2001:
Internet revenues                                   473,393          368,440
Total revenues                                      698,393          593,440
General and administrative expenses                 316,730          211,777
Total expenses                                    1,062,039          957,086
Loss from operations                              (363,646)        (363,646)
Net loss                                          (364,189)        (364,189)

Six months ended June 30, 2001:

Internet revenues                                 1,258,778        1,153,825
Total revenues                                    2,008,778        1,903,825
General and administrative expenses                 669,822          564,869
Total expenses                                    2,344,640        2,239,687
Loss from operations                              (335,862)        (335,862)
Net loss                                          (336,516)        (336,516)

For the three- and six-month periods ending June 30, 2001, the effect on loss from operations and on net loss was zero, as the amounts of collections on previously written-off accounts were simply reclassified from advertising revenue to bad debt expenses, and total revenues and total expenses decreased by the same amount.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-QSB, as amended, includes "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement; based upon current conditions; and based upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, those factors set forth below under "Factors Affecting Future Operating Results" and in our other filings with the Securities and Exchange Commission.

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

         The following discussion should be read in conjunction with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2000 annual report on Form 10-KSB. All information for the three and six months ended June 30, 2000, in the following comparisons has been restated to reflect the adjustment to licensing revenues and to correct an error in advertising expenses, as disclosed in Note 15 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2000. Also, certain reclassifications have been made to the year 2001 information for certain amounts collected on doubtful accounts, which were previously reported as Internet advertising revenue and are now reported as a reduction of bad debt expense in the general and administrative expenses category. Such reclassification had no effect on net loss or on stockholders' deficit.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

REVENUES

         Our revenues decreased $1,057,523, or 64%, from $1,650,963 during the 2000 second quarter, to $593,440 during the 2001 second quarter, primarily due to a decrease of $836,748 or 69% in our Internet advertising and marketing revenues to $368,440 in 2001 from $1,205,188 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000, and which caused many Internet-related businesses, including many of our former clients, to cease operations. As a result, there are significantly fewer companies purchasing online advertising in the industry, and demand for online advertising has fallen significantly below previous levels. In response to these "dot-com" failures, we have tightened our credit-granting policies, which has caused some companies to become ineligible to purchase on credit from us. We believe the current trend in online advertising prices will not continue in the long run; however, there can be no assurance of this.

         Revenues from software licensing decreased $220,775, or 50%, from $445,775 during the 2000 second quarter, to $225,000 during the 2001 second quarter. The decrease is due primarily to our not completing any projects under the Sourcenext contract in the 2001 second quarter; however, we are currently working on several projects which we expect to complete in the 2001 third quarter. Software license revenues were derived from a license agreement with Pointe Control in Japan during the first two quarters of 2000. During the remainder of 2000 and throughout 2001, we recognized software license revenues in Japan from our agreement with Sourcenext Corporation. Revenues under both contracts were recognized in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $659,284, or 58%, from $1,135,632 during the 2000 second quarter to $476,348 during the 2001 second quarter, primarily due to lower demand for online advertising industry-wide, which has caused us to purchase less advertising inventory. Internet advertising expenses incurred in the 2000 second quarter were $932,985, and decreased by $695,606 or 75% to $237,379 in the 2001 second quarter, for that same reason. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are generally cancellable by either party at short notice.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by $90,241 or 30% from $302,018 during the 2000 second quarter to $211,777 in the 2001 second quarter, primarily due to stock option compensation reductions attributable to cancelled stock options, and a decrease in bad debt expense caused by the recovery of some previously written-off balances, offset by administrative payroll increases.

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

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

REVENUES

         Our revenues decreased $1,678,256, or 47%, from $3,582,081 during the first six months of 2000, to $1,903,825 during the first six months of 2001, primarily due to a decrease of $1,667,803 or 59% in our Internet advertising and marketing revenues to $1,153,825 in 2001 from $2,821,628 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000, and which caused many Internet-related businesses, including many of our former clients, to cease operations. As a result, there are significantly fewer companies purchasing online advertising in the industry, and demand for online advertising has fallen significantly below previous levels. In response to these "dot-com" failures, we have tightened our credit-granting policies, which has caused some companies to become ineligible to purchase on credit from us. We believe the current trend in online advertising prices will not continue in the long run; however, there can be no assurance of this.

         Revenues from software licensing decreased $10,453, or 1%, from $760,453 during the first six months of 2000 to $750,000 during the first six months of 2001. The decrease is due primarily to our not completing any projects under the Sourcenext contract in the 2001 second quarter; however, we are currently working on several projects which we expect to complete in the 2001 third quarter. Software license revenues were derived from a license agreement with Pointe Control in Japan during the first two quarters of 2000. During the remainder of 2000 and throughout 2001, we recognized software license revenues in Japan from our agreement with Sourcenext Corporation. Revenues under both contracts were recognized in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $1,296,739, or 54%, from $2,403,053 during the first six months of 2000 to $1,106,314 during the first six months of 2001, primarily due to lower demand for online advertising industry-wide, which has caused us to purchase less advertising inventory. Internet advertising expenses incurred in the first six months of 2000 were $2,022,446 and decreased by $1,442,358, or 71%, to $580,088 in the first six months of 2001, for that same reason. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are generally cancellable by either party at short notice.

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

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $29,084 or 5% from $535,785 during the first six months of 2000 to $564,869 in the first six months of 2001, largely due to administrative payroll increases, offset by stock option compensation reductions attributable to cancelled stock options, and a decrease in bad debt expense caused by recovery of previously written-off balances.

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

LIQUIDITY AND CAPITAL RESOURCES

         During the first six months of 2001, we did not generate sufficient cash flows from operations to support our business. During the first six months of 2000 and 2001, we generated cash flows from operations of $676,186 and $(219,044), respectively. The decrease in accounts payable due to the low demand in the Internet advertising industry was the primary cause of the decrease in our cash flows, offset partially by collections on our accounts receivable.

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

         In December 2000, ASIC, our subsidiary, was granted a $300,000 line of credit with a local bank. Any amounts drawn on the line of credit would bear interest at a variable rate equal to the bank's prime rate plus 0.25%. Interest would be payable monthly on the outstanding balance. Amounts drawn under this line of credit were to be secured by our assets and those of ASIC. On June 21, 2001, the bank and ASIC executed a "Change in Terms Agreement" on this line of credit. The amount of the line of credit was reduced to $225,000 from $300,000 with an expiration date of December 1, 2001. All other material terms and conditions on the line of credit remained the same. We have been unable to draw down on this line of credit because we have been in violation of one or more covenants set forth in the line of credit agreement. No amounts were outstanding under this line of credit as of June 30, 2001, nor as of August 1, 2001.

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

CLIENT CONCENTRATION

         During the six-month period ended June 30, 2000, revenues from one unaffiliated client, Pointe Control, accounted for 17% of our total revenues; this client also accounted for 80% of our licensing revenues in that same period. In addition, revenues from Sourcenext, the beneficiary of, and successor to, the Pointe Control agreement, accounted for 4% of our total revenues and for 20% of our licensing revenues in that same period.

         During the six-month period ended June 30, 2001, revenues from Sourcenext accounted for 39% of our total revenues; this client also accounted for 100% of our licensing revenues in that same period.

         During the first six months of 2000, two Internet advertising and marketing clients, Cool Savings and ProSTEP, Inc., accounted for 19% and 15% of our total revenue, respectively, and 24% and 19% of our Internet advertising revenue, respectively. During the first six months of 2001, two clients, ProSTEP, Inc. and Investors Business Daily, each accounted for 15% of our total revenue and for 25% and 24%, respectively, of our Internet advertising revenue. If one or more of our large clients ceases operations or otherwise abruptly ceases or reduces their business with us, our results of operations, cash flows and liquidity could be adversely affected.

RECEIVABLES CONCENTRATION

         As of June 30, 2000, one Internet advertising client had a receivable balance in excess of 10% of total receivables; this client's balance at that date was $84,549, which constituted 12% of total accounts receivable.

         As of June 30, 2001, two Internet advertising clients had balances in excess of 10% of total receivables;

their aggregate balance at that date was $185,013, which constituted 43% of total receivables. One such client, whose balance as of June 30, 2001 was $119,587, is currently on extended payment terms with us to ease its cash flow burden.

         Our receivables vary in payment terms according to the individual contracts signed with clients. These terms may include due dates up to 60 days past the invoice date. However, due partly to the downturn in the industry, payment on our customers' accounts has slowed considerably from 2000. As of June 30, 2000, our customers were paying us, on average, 78 days after invoice date, as calculated under the "days in accounts receivable" formula. As of June 30, 2001, our customers were paying us, on average, 122 days after invoice date, under such formula.

SUPPLIER CONCENTRATION

         We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancellable by either party at short notice. For the first six months of 2000, four advertising vendors, Adsmart, Adauction.com. Double Click and One Media Place, accounted for 33%, 13%, 11% and 10%, respectively, of our total Internet media purchases. For the first six months of 2001, four advertising vendors, 24/7 Media, Inc., Engage Media, Music Vision, Inc. and Uproar Inc., accounted for 40%, 18%, 18% and 11% of our total Internet media purchases, respectively. Many of these suppliers have reported significant financial losses and may not continue operations in the long term. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate advertising space through the termination of our agreements with suppliers or the significant increase in the cost of supplies would likely hinder our ability to attract users to our websites and as a result, would have an adverse effect on our results of operations, cash flows and liquidity.

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

         During the first six months of 2000, two Internet advertising and marketing clients, Cool Savings and ProSTEP, Inc., accounted for 19% and 15% of our total revenue, respectively, and 24% and 19% of our Internet advertising revenue, respectively. During the first six months of 2001, two clients, ProSTEP, Inc. and Investors Business Daily, each accounted for 15% of our total revenue and for 25% and 24%, respectively, of our Internet advertising revenue. Some of our customers have reported significant financial losses, and we are uncertain if they will continue to remain in business. The loss of any of our major Internet advertising or marketing clients, a significant decrease in products or services sold to them, or an inability to collect receivables from one or more of them, could adversely affect our business, operating results and financial condition.

WE HAVE A HIGH CONCENTRATION OF RECEIVABLES IN A VERY SMALL NUMBER OF INTERNET ADVERTISING CLIENTS.

         As of June 30, 2000, one Internet advertising client had a receivable balance in excess of 10% of total receivables; this client's balance at that date was $84,549, which constituted 12% of total accounts receivable. As of June 30, 2001, two Internet advertising clients had balances in excess of 10% of total receivables. Their aggregate balance at that date was $185,013, which constituted 43% of total receivables. One such client, whose balance as of June 30, 2001 was $119,587, is currently on extended payment terms with us to ease its cash flow burden. An inability to collect on one or more of these high-dollar receivable balances from these clients could adversely affect our business, operating results, financial position and cash flows.

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

         For the first six months of 2000, four advertising vendors, Adsmart, Adauction.com, Double Click and One Media Place, accounted for 33%, 13%, 11% and 10%, respectively, of our total Internet media purchases. For the first six months of 2001, four advertising vendors, 24/7 Media, Inc., Engage Media, Music Vision, Inc. and Uproar, Inc., accounted for 40%, 18%, 18% and 11% of our total Internet media purchases, respectively. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. If there are fewer suppliers available, prices of advertising space could increase significantly, which could have a materially adverse effect on our operations.

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

         If we create a broker-dealer subsidiary, we would be subject to, among other requirements, the financial capital minimums requirements of Rule 15c3-1 under the Exchange Act, which is known as the "net capital rule." The net capital rule is designed to monitor the general financial integrity and liquidity of a broker-dealer by imposing strict requirements on the amount of indebtedness which a broker-dealer may incur relative to its equity capital. In computing net capital, various adjustments are made to net worth which exclude assets which are not readily convertible into cash, and conservative values are assigned to other assets such as a broker-dealer's position in securities. The requirements provide that the broker-dealer shall maintain a minimum level of net capital and a minimum ratio of net capital to aggregate indebtedness. The particular levels vary in application depending upon the nature of the activity undertaken by the broker-dealer and the length of time it has been in business.

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

                                    EACCELERATION CORP.



Dated: January 30, 2002           By:         /s/ Clint Ballard
                                       -----------------------------------------
                                                   Clint Ballard
                                       President and Chief Executive Officer
                                           (Principal Executive Officer)


Dated: January 30, 2002           By:        /s/ E. Edward Ahrens
                                       -----------------------------------------
                                                 E. Edward Ahrens
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)