Form 10KSB
period 2001-12-31
EACCELERATION CORP
filed 2002-04-01
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _________ to __________

                        Commission file number: 000-29869

                               EACCELERATION CORP.
                 (Name of small business issuer in its charter)
             DELAWARE                                    91-2006409
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)

     1050 NE HOSTMARK ST, SUITE 100B
             POULSBO, WASHINGTON                         98370
  (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (360) 697-9260

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: COMMON STOCK,
                                                               PAR VALUE $.0001

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) been subject to such filing requirements for the past 90 days.
                                                            Yes   X     No
                                                                -----      -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $3,233,559

         As of March 1, 2002, there were a total of 34,300,000 shares of the issuer's common stock outstanding, all of which are owned by two of its affiliates.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

         Traditional Small Business Disclosure Format (check one)
                                                             Yes        No  X
                                                                ------    -----
                               eACCELERATION CORP.

                              INDEX TO FORM 10-KSB

                                                                            Page

                                     PART I

Item 1.   Description of Business..........................................    3

Item 2.   Description of Property..........................................   13

Item 3.   Legal Proceedings................................................   14

Item 4.   Submission of Matters to a Vote of Security Holders..............   14

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.........   14

Item 6.   Management's Discussion and Analysis.............................   14

Item 7.   Financial Statements.............................................   19

Item 8.   Changes In and Disagreements with Accountants on Accounting
            and Financial Disclosure.......................................   43

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act..............   43

Item 10.  Executive Compensation...........................................   44

Item 11.  Security Ownership of Certain Beneficial Owners and Management...   46

Item 12.  Certain Relationships and Related Transactions...................   46

Item 13.  Exhibits List and Reports on Form 8-K............................   47

         Throughout this annual report on Form 10-KSB, the terms "we," "us," "our," and "our company" refer to eAcceleration Corp. and, unless the context indicates otherwise, our wholly-owned subsidiary, Acceleration Software International Corporation, on a consolidated basis, and the term "ASIC" refers to Acceleration Software International Corporation.

INTRODUCTORY COMMENT - FORWARD-LOOKING STATEMENTS.

         Statements contained in this annual report include "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, upon current conditions and upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue," or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, the matters described in the "Risk Factors" section and other sections of this annual report.

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

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         We are a provider and licensor of proprietary software that is distributed both through the Internet and via a distributor in Japan. In the past, we produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with our software. While we continue to operate this marketing and advertising business in a reduced manner, we are not actively pursuing this business in 2002 due to a continuing decline in the online advertising industry. Currently, we are developing a subscriber base for our "eAnthology" online subscription service as an additional means of distributing some or all of our internally-produced software.

         eAnthology is a one-stop online subscription service that provides a myriad of computer applications to consumers. It is composed of many different applications, including our software product line, and all components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. eAnthology is not defined by any one application, and its nature and content are expected to expand and evolve over time as the needs of our users change. We are constantly responding to the needs of the consumer market, and eAnthology is designed to meet that demand.

         We also license localized versions of our software products for distribution in Japan. Under the terms of our distribution agreements with our Japanese distributor, Sourcenext Corporation, we granted Sourcenext an unlimited license to sell the software in Japan. This does not materially affect our operations involved in offering software on our websites, either free or as part of a subscription, because the Sourcenext license only applies to localized, Japanese versions of the software, and not the English language versions which are available on our websites. Additionally, users in Japan generally cannot run the English-language versions on their operating systems.

HISTORY

         We were initially incorporated in February 1987 as Ballard Synergy Corporation, a Nevada corporation, merged with a Washington corporation in June 1995, and changed our name to Acceleration Software International Corporation in 1996. In November 1999, we formed eAcceleration Corp., a Delaware corporation, which is the parent company of ASIC.

         We began by providing crisis intervention computer software programming services in the Silicon Valley region of California. We became a leading provider of SCSI software services and developed a library of SCSI software solutions that we sold to the Microelectronics Products Division of NCR Corporation in 1992. After relocating to Kitsap County, Washington in 1992, we developed d-Time, a software product that accelerated the performance of CD-ROM drives, which by 1995 became a top 100 software title in the U.S. according to PC Data, and a top 20 software title in Japan. As the need for CD-ROM performance acceleration declined in light of the rapid increase in CD-ROM drive speed, we developed Superfassst, a hard drive performance acceleration product. As the Internet developed, we developed Webcelerator, a software product which accelerates the performance of web browsers, as well as some additional Internet-related products.

         In 1996, we began developing our Internet advertising and marketing business model, under which we provided our software and third-party products for free to users who agreed to utilize one of our websites, homepageware.com, as their Internet browser's starting page. This generated significant traffic to our homepageware websites, allowing us to sell pay-for-performance Internet advertising to our advertising and marketing clients. Towards the end of 2000 this industry began its decline, which we believe was a catalyst in the demise of many "dot- com" companies, many of which comprised our online advertising client base.

         We began developing a subscriber base for certain of our products on a small scale with only a few users in late 2000. At first, this service was offered as an advertising-supported service, but over time we began to charge a nominal price for it to compensate for declining advertising revenues. The service developed into our eAnthology subscription service in late 2001. We are constantly changing the offerings on eAnthology to meet the changing needs of an ever-increasing online population in the United States and abroad.


PRODUCTS AND SERVICES

         We develop a variety of software titles and license them through three distribution methods:

         - selling online subscription services;
         - licensing to Sourcenext Corporation for distribution in Japan; and
         - offering free downloads supported by online advertising.

         The software products and distribution methods are described in detail below:

SOFTWARE PRODUCTS

         We currently produce the following software products, among others:

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

         SUPERFASSST increases the speed of a computer's performance in several respects, including starting computer applications and accessing folders. It operates on the Windows 95, Windows 98, Windows Millenium Edition, Windows 2000 and Windows XP operating systems. We have been issued two patents and one additional patent with respect to this product has been allowed but not yet issued.

         THE 4TH COMING is a multiplayer online role-playing game which features interactive play in a virtual fantasy world pitting the user against hordes of enemies. Users may choose to play either alone, or in "guilds" formed by other players, as they follow instructions given in the form of "quests."

         VELOZ is an integrated email transformer system which performs various useful functions on outbound and inbound emails, such as encryption and compression. Each "transformer" performs a different function, but works seamlessly in conjunction with the other transformers. Current transformers include:

         - ACCELERATOR - this transformer speeds up both the sending and receiving of large emails. It can also resume downloads of interrupted emails and provide notification and choice to the user regarding the receipt of large emails.

         - DEFENDER - this transformer blocks the receipt of unwanted email before it gets to the user's inbox, including viruses, spam, and large undesirable attachments, among other items. It also scans for viruses and cures them in order to bring computers that are already infected to a virus-free condition.

         - ENCRYPTOR - this transformer is designed to encrypt and decrypt email utilizing 128-bit encryption, and features automatic key management, requiring no system administrator. It allows email to be read only by the intended recipient.

         - TERMINATOR - this transformer allows the sender of an email to determine how the message is used by limiting dissemination capabilities and by determining the number of times the message may be read, the amount of time it may be read, and the specific message expiration date.

We plan to include new Veloz transformers in the future, and to provide even more flexibility regarding a user's email. We believe that as new, single-function email enhancement products are produced by other companies, we will be able to produce transformers integrated with Veloz that are technologically comparable or superior to such stand-alone products in the respective submarket.

         WEBCELERATOR enhances the speed of users' browsing by both remembering where users have browsed and anticipating where they will browse. It operates on the Windows 95, Windows 98, Windows NT, Windows Millenium Edition, Windows 2000 and Windows XP operating systems. A patent with respect to this product has been issued.

         Z.E.U.S. provides an easy-to-use interface for making and extracting zip files, and also facilitates the creation of self-extracting archives. It operates on the Windows 95, Windows 98, and Windows NT operating systems.

DISTRIBUTION METHODS

         ONLINE SUBSCRIPTION SERVICE: We are currently devoting substantial resources towards developing an online subscription service that we are selling directly to users over the Internet called "eAnthology." Through this service, we license certain of our software titles referred to above to users for a subscription fee that may vary depending on the level of service provided. It is composed of several different computer applications and is designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. We expect that the nature and content of eAnthology will expand and evolve over time as the needs of our users change.

         Since eAnthology is made up of many different types of software, with each type of software performing a unique function, it can be differentiated from other services in the marketplace which are designed to perform only one or a few functions. There are dozens of single-function products on the marketplace that perform similar functions to those performed by each of the components of eAnthology. However, we believe that having more than one of such single-function products on a user's computer could be problematic or even impossible, due to interoperability problems between products from multiple vendors. With eAnthology, all the components work together as an integrated system. Furthermore, as we add more components, the functionality of the service grows.

         SOFTWARE LICENSING: Our licensing segment is primarily involved in providing software products to our Japanese distribution client, Sourcenext Corporation. Most of the products described above have been licensed to Sourcenext for distribution exclusively in Japan. The current contract provides for fixed monthly payments to us for such licensing rights and the ongoing development by us of new products. Software products that are distributed in Japan are "localized", that is, modified to meet the needs of non-English speaking users, incorporating all of the changes necessary to meet functionality requirements made by Sourcenext, while making them more culturally acceptable to the users.

         ONLINE ADVERTISING: From 1998 until 2001, we derived the majority of our revenues from selling online advertising to other businesses. Most of our products described above, as well as some third-party software programs, were offered as free homepageware, which meant that users were required to adopt our homepage as their Internet browser's starting page in exchange for using the software. This free homepageware generated traffic to our websites, which enabled us to earn advertising revenue by presenting users with a variety of ads that enticed users to "click here". Revenue was earned by us when users performed a pre-defined "action", such as a click, sign-up or registration.

         Throughout 2001, the online advertising industry showed a steady significant decline in terms of both volume and prices, and many online companies, including many of our clients, did not survive that decline. As a result, our revenue from this activity dropped considerably, and we began to invest our efforts in developing our eAnthology subscription service.

MARKET

         As the Internet continues to expand, the size of the market also expands. We estimate that the potential market for possible subscribers currently is approximately 100 million people worldwide. We believe there are many more people using the Internet worldwide, approximately 500 million according to research published by Nielsen//Netratings in their Fourth Quarter 2001 Global Internet Trends, which was announced in a recent press release. However, we feel that 100 million represents people from countries with enough income to afford our minimum introductory subscription price in U.S. dollars.

         Rather than viewing the eAnthology market as a single monolithic market, we view it as the sum of many smaller markets. Since eAnthology is one service composed of multiple products and services that, we believe, "transform" the end user's experience, it may not be readily apparent to a non-technical end user how to best utilize eAnthology. We have identified several target markets based on the various combinations of functions available within eAnthology, and we have pinpointed what we believe are the primary benefits for each market based on the fast, safe, easy and fun features of eAnthology. As a result, our advertisements directed at each target market highlight one or several of these features.

STRATEGY

         Since 1996, we have been developing and refining better and more efficient ways to utilize the Internet as an advertising and direct marketing medium. Our strategy for our eAnthology subscription service consists of utilizing the extensive expertise we gained in the Internet advertising industry on behalf of our advertising and marketing clients to our benefit, and promoting our own service and product offerings via our own websites, through "pop-ups", "pop-unders", and other advertising media purchased from third parties.

         We are attempting to reach an audience of consumers with our eAnthology service. This audience is composed not only of people in the U.S., but encompasses Internet users all over the globe. We believe that this group of global Internet users is continually expanding. This view is supported by data published by Nielsen//Netratings. We also believe that the users' expectations, regarding the services available to them on the Internet, are continually increasing as well. We have determined that users want products that will make their experience online a positive experience in the following ways:

         FAST. In an era of microwave ovens and instant-everything, from food to entertainment, we believe that the average person does not want to wait a long time for services or products. We are experienced at producing products that accelerate the user's experience online.

         SAFE. The threat of viruses transmitted online via email or other means is very real, and users desire and expect to be protected from such threats, as well as any other unwanted invasions of their online experience.

         EASY. We believe that the majority of users we target on the Internet are not technologically advanced, or have had exposure to Internet technology on a limited basis, and therefore seek products and services that will simplify their experience online while giving them their desired results. We also believe even experienced users would find value in enhancements that would make their time online easier and more efficient.

         FUN. We believe that a large number of people seek entertainment on the Internet, whether it be in the form of interactive play, or in the form of passive viewer activities.

         We seek to attract potential users to eAnthology with online advertising, both internally-developed as well as purchased from third parties, and to capture their attention, while we show them the benefits they may obtain by subscribing to our service. Our approach is to "Underpromise and Overdeliver" and we believe that this should create a very positive impression during the free trial period on the user who was interested enough to subscribe to eAnthology due to a single specific use and later finds out that it has many other uses.

         The number and quality of product and service offers on our websites are critical to our ability to attract and retain users of eAnthology, and thereby increase revenues. We expect to implement offering expansion through a combination of internal software development, licensing components and software from third parties and possibly offerings from third parties.

SALES

         Over the next few years, our goal with respect to our eAnthology online subscription service is to obtain a small percentage of the total active online population worldwide by promoting the service through online advertising, although there can be no assurance that we will achieve such amount of subscribers. We believe that we will be able to keep our expenses relating to the subscription service relatively low due to our customized business structure, in which the vast majority of fixed development and distribution costs for the components of the subscription service are already covered by our existing expense structure, which enables our projected eAnthology subscription revenues to yield high gross profit margins.

         Our primary sales strategy with respect to eAnthology is to sell our services directly to the consumer. We currently sell our services to Internet users worldwide, and utilize seventeen employees to deliver and maintain our Internet services and product offerings. Of these, five are dedicated full-time and one part-time to customer service.

COMPETITION

         We believe that because eAnthology is a "complete product line" service, it is improper to classify single-function online subscription services in the same market segment as eAnthology. We believe that, just as a component manufacturer (such as an automobile transmission supplier) competes in a different market than the manufacturer of a complete system (such as an automobile manufacturer), in the same manner, these single-function subscription services compete in a different market segment than our eAnthology service.

         Currently, we know of no other company that offers an online software subscription service similar in scope or substance to eAnthology. While there may be dozens of products or companies on the marketplace that may compete with each of the individual components of eAnthology, including RealNetworks, Adobe, Macromedia, Symantec, McAfee, Zixit, and Sony, to name a few, we believe that eAnthology should have a significant marketing advantage against the single-function products or services because of all the other components that are part of the eAnthology integrated system. We believe that the synergy and savings afforded by all of our combined components will set us apart from the single-component producers. We are pricing the full eAnthology service in the same general price range as typical single-function component products.

         In the event a competitor introduces a comprehensive system of software offerings similar to ours in the future, we hope that by such time, we will have a competitive advantage because eAnthology will have an established brand and user base. With our technical expertise, we hope to provide a technologically comparable or superior product in each submarket addressed by a specific component of eAnthology.

         We plan to create an eAnthology component that can effectively compete on a standalone basis in each identified consumer submarket. Due to our technological adeptness and adaptability, we are confident that even if another company is able to implement a single-function software component similar to any one of our service offerings, it would only be a matter of time before we had our own version built into our integrated system. In addition, we currently have U.S. patents either pending or issued on most of the initial components and on the proprietary system aspects of combining components within the eAnthology service.

CLIENTS

         During 2001, our advertising and marketing clients, together with our software licensing client, contributed a vast majority of our revenues. Less than 0.1% of our total revenues came from our eAnthology subscription service, and no one client contributed 10% or more of our online subscription revenues.

         In 2000, our three largest Internet advertising and marketing clients accounted for 42% of our Internet advertising and marketing revenues and 33% of total revenue. In 2001, our two largest Internet advertising and marketing clients accounted for 41% of our Internet advertising and marketing revenue and 21% of total revenue. Throughout 2001, we provided advertising services to approximately 60 Internet advertising and marketing clients.

         With respect to software licensing revenues, in 2000, Pointe Control accounted for 39%, and Sourcenext, the beneficiary of the PointeControl agreement and the successor to Pointe Control as our licensing client in Japan, accounted for 61% of our licensing revenue for the year. Pointe Control also accounted for 11% of our total revenues while Sourcenext accounted for 17% of our total revenues. In 2001, we did no business with Pointe Control; Sourcenext accounted for 100% of our licensing revenue throughout the year, and for 49% of our total revenues.

FOREIGN OPERATIONS

         In 2001, a major portion of our foreign revenues were derived from our agreement with Sourcenext Corporation. We granted Sourcenext exclusive rights to reproduce and distribute localized versions of our products in Japan, in exchange for certain specified monthly payments, as well as additional payments due on delivery of the products to Sourcenext. This agreement has been superceded subsequent to 2001 with a new contract with Sourcenext, with new payment terms. See Note 15 to the Consolidated Financial Statements contained in
Part II of this Form 10-KSB for details.

         Our revenue from non-U.S. clients other than Sourcenext has historically been a very small percentage of our total revenues. Although it has been growing slowly and steadily, for the year ended December 31, 2001, revenue from non-Sourcenext foreign sources still accounted for under 10% of total revenue. We typically demand payment in advance from non-U.S. clients.

SUPPLIERS

         During 2000 and 2001, we were dependent on products and services provided by a variety of Internet suppliers, most of which had month-to-month agreements with us, and which were cancellable at short notice. In 2000, two advertising vendors, Engage Media and MusicVision, Inc. accounted for 25% and 15%, respectively, of our total Internet media purchases. In 2001, five advertising vendors, 24/7 Media, Audiogalaxy, Engage Media, Uproar Inc., and Music Vision Inc., accounted for 35%, 24%, 14%, 12%, and 12%, of our total Internet media purchases, respectively. With the downturn in the online advertising industry, many of these suppliers have reported significant financial losses and may not continue operations in the long term. Therefore, we have lessened our degree of dependence on these suppliers and have turned our focus toward the development of the eAnthology online subscription.

         Several of the components of the eAnthology subscription utilize programs or code sections that are licensed under contracts from third parties. Some of the licenses require payment of royalty fees for the use of the program or code. We do not believe that any individual license from these suppliers is material to us, or to the operation of the eAnthology subscription service, and we believe that all these licenses are substitutable.

TECHNOLOGY AND INFRASTRUCTURE

         We have developed an expandable, reliable and secure technology infrastructure to support our online services.

EXPANDABILITY

         Our technology is designed to support up to approximately 50 million users per month. Although we believe our systems can currently easily accommodate this number of monthly visitors, our websites could encounter a variety of systems problems, especially if the number of our users-per-month expands significantly. These systems problems could include failure of one or more of our three Internet service providers, hardware failures or failure of software applications. If these problems occurred during a weekend, detection and correction could be delayed. Such problems could have a material adverse effect on our cash flows, financial position and operating results.

RELIABILITY

         Our software system architecture uses industry standard technologies to maximize reliability. We use Secure Socket Layer for secure transactions, Oracle databases, the UNIX operating system and the Apache web server within our infrastructure. All of these platforms have demonstrated a high degree of reliability. We back up our Oracle databases and other information on a regular basis.

         Our network servers are housed at three separate geographic locations. We believe that each data center provides redundant network connections, redundant connections to power grids, diesel generators for emergency power, air conditioning and engineering support 24 hours per day, seven days per week. Our infrastructure is built to maximize reliability through the use of multiple central processor units and redundant power supplies, networking and input/output controllers.

SECURITY

         We incorporate a variety of encryption techniques meant to protect the privacy of consumer information. We also employ a variety of automated fraud detection procedures to identify patterns of abuse and potential fraudulent use of the system. Our fraud detection systems can disable accounts in which fraud is suspected. The data center where our system is located provides security management 24 hours per day, seven days per week.

         We currently accept credit card information from eAnthology users at our website. We could be subject to litigation and liability if third parties penetrated our network security or otherwise misappropriated our users' personal or credit card information. This liability could include claims for unauthorized purchases with credit card information, impersonation or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. The Federal Trade Commission and other federal and state agencies have performed investigations of various Internet companies in connection with their use of personal information. We could be subject to investigations and enforcement actions by these or other agencies.

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

         Our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches. We may be unable to prevent or remedy all security breaches. If any of these breaches occur, we could temporarily lose the ability to effectively maintain our web sites and services and as a result lose visitors to our websites and revenue from our eAnthology subscription service.

INSURANCE

         Although we carry general liability, product liability and commercial insurance, there can be no assurance that this insurance will be adequate to protect us against any general, commercial and/or service liability claims. Any general, commercial and/or service liability claim which is not covered by such policy, or is in excess of the limits of liability of such policy, could have a material adverse effect on our financial condition. There can be no assurance that we will be able to maintain this insurance on reasonable terms.

GOVERNMENT REGULATION

         The United States Congress and the Federal courts have adopted laws that require regulation of certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, and jurisdiction. We believe we are fully compliant with all such laws. In addition, a number of initiatives pending in Congress and state legislatures would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business generally on the Internet. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce and privacy. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operation.

         Several states have also proposed legislation that would specifically limit the uses of personal user information gathered online or require online services to establish privacy policies. Changes to existing laws or the passage of new laws intended to address these issues could reduce demand for our services or increase the cost of doing business. In addition, because our services are accessible worldwide, and we facilitate the sale of our services and products to users worldwide, other jurisdictions may claim that we are required to comply with their laws. The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, financial condition and operating results.

INTELLECTUAL PROPERTY

         We regard our copyrights, servicemarks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. We own fifteen United States patents and one foreign patent on our software products and have several patent applications pending on our software products. We have registered several trademarks in the United States already and may apply for registration in the United States for other trademarks and servicemarks. However, effective trademark, servicemark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. We generally rely on common law copyright protection, and do not generally register our copyrights.

         There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate to prevent third parties from infringing or misappropriating our patents, copyrights, trademarks, trade dress and similar proprietary rights without incurring significant costs.

         Additionally, we cannot assure you that the steps we have taken to protect our patents, copyrights, servicemarks, trademarks, trade dress, trade secrets and similar intellectual property have been sufficient for us to successfully defend against any infringement claims, including patent infringement claims, by any third party. The loss of our ability to use any such intellectual property right could have a material adverse effect on us. Additionally, any such defense, whether successful or not, may cause us to incur significant expenses.

         We have registered a number of domain names, including eAcceleration.com, eAnthology.net, Veloz.com, homepageware.com, clicksales.com, downloadsales.com and signupsales.com. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is evolving. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between regulations governing domain names and laws protecting trademarks, servicemarks, and similar intellectual property rights is unclear. Therefore, we could be unable to prevent third parties from acquiring domain names that infringe on or otherwise decrease the value of our trademarks, servicemarks, and other proprietary rights. Additionally, there may be online companies in other countries using domain names that potentially infringe on our trademarks or servicemarks. We may be unable to prevent them from using these domain names, and this use may decrease the value of our trademarks or servicemarks and our brand names.

         We may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable.

         Although we have not historically emphasized our brand names, particularly with respect to our Internet advertising and marketing services or our software licensing in Japan, we expect that brand name strength may become increasingly important with respect to our online subscription service. The reputation of our brand names will depend on our ability to produce high quality innovative software and services, and to provide a high-quality online experience for users visiting our websites. Negative experiences of users or with our services, websites or software might result in publicity that could damage our reputation and diminish the strength of our brand names.

ENVIRONMENTAL ISSUES

         We are not aware of any environmental issues that might affect the business relating to the sale of eAnthology subscriptions, online advertising or software licensing. We are committed to abiding with all environmental regulations, including any regulations that may be promulgated by our community, by the State of Washington and by the federal government.

EMPLOYEES

         As of March 1, 2002, we had a total of 48 employees, three of which work for us part time. Nineteen employees work in online services, one of which is part-time; 22 in software development, two of which work part time; and seven in operations and administration. None of our employees are represented by unions, and we consider relations with our employees to be good.

RISK FACTORS

         WE RELY ON A DISTRIBUTION AGREEMENT WITH OUR JAPANESE DISTRIBUTOR WHICH MAY BE TERMINATED BY EITHER PARTY UPON THREE MONTHS NOTICE.

         We currently rely on payments made under our distribution agreement with Sourcenext Corporation for a significant portion of the cash flow required for our daily operations. Either party can terminate this contract after May 31, 2002 upon three months notice. There is no assurance that we will be able to continue to produce software to the satisfaction of our Japanese distributor under this contract, and if the contract is terminated, there would be a material adverse effect on our financial position, results of operations and cash flows. Furthermore, we do not hold collateral to secure the payments under this agreement. Therefore, a significant default in payment would also adversely affect us.

         WE MAY BE UNSUCCESSFUL IN THE DEVELOPMENT OF OUR EANTHOLOGY ONLINE SUBSCRIBER BASE.

         We are developing a subscriber base for our eAnthology subscription service as an additional means of distributing some or all of our internally-produced software for a fee. There is no assurance that we will be successful in marketing or distributing such a service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate positive cash flow.

         OUR EANTHOLOGY SUBSCRIPTION SERVICE RELIES ON USERS PROVIDING THEIR CREDIT CARD NUMBERS OR OTHER PERSONAL INFORMATION ONLINE IN ORDER TO SUBSCRIBE, WHICH MANY USERS MAY BE RELUCTANT TO DO, AND THIS MAY SLOW THE GROWTH OF OUR SUBSCRIPTION SERVICE CONSIDERABLY.

         The eAnthology subscription relies largely on users subscribing to the service using their credit card over the Internet, though other payment methods are available. Users have been known to be reluctant about providing personal information over the Internet, for fear that their information may be electronically "stolen." The unwillingness of users to provide us their personal information over the Internet may hinder the sales of our eAnthology online subscription from reaching expected levels, and as a result, we may be unable to derive significant revenue from this activity, which could cause a material adverse effect on our expected cash flow, results of operations and financial position.

         THE SECURITY MEASURES WE HAVE IN PLACE TO PROTECT USERS' INFORMATION MAY FAIL TO OPERATE PROPERLY AND WE MAY BE SUBJECTED TO LAWSUITS FILED BY USERS FOR MISHANDLING THEIR PERSONAL INFORMATION.

         We collect personal information from users when they subscribe to our eAnthology online subscription service, including their credit card information. While we have security measures in place to protect such information when it is transmitted to us over the Internet, such as Secure-Socket-Layer and other measures, we cannot guarantee that these security measures will not fail, allowing experienced computer programmers, or "hackers", access to such personal information. Such a security breach would present a threat to our users, who may file lawsuits against us, claiming that we have failed to protect their information adequately. We have no insurance protection against such claims, and an unfavorable outcome to such a lawsuit would likely have a material adverse impact to our financial position, cash flows and results of operations.

         OUR BANK MAY DEMAND THE PAYMENT IN FULL OF THE PRINCIPAL ON THE LOANS WE HAVE OUTSTANDING WITH THEM, AND WE PRESENTLY DO NOT HAVE THE CASH FLOW TO BE ABLE TO COMPLY WITH SUCH A DEMAND.

         We currently owe the principal amount of $275,000 plus accrued interest to a local bank under a promissory note which is payable upon maturity in June 2002. Although the promissory note provides for renewals of the loan at the discretion of the bank, there is no assurance that the bank will renew this loan. Additionally, under the promissory note, if the bank believes that the prospect of payment under the note is impaired, they can declare a default and demand immediate repayment. Furthermore, we borrowed money from, and made repayments to, our two stockholders without the bank's written consent as required by our agreements with the bank. In spite of this violation of the loan provisions and our liquidity deficiencies, the bank has chosen not to exercise its rights, including making a demand for payment on the entire balance of our loans; however, we cannot guarantee that the bank will not demand payment in full of our loans or deny extension of the loan, particularly if we continue to experience negative cash flow from operations. Finally, the bank has informed us verbally that it will not renew this loan unless we repay at least $10,000 of the principal amount by the June 2002 renewal date. There can be no assurance that we will be able to make this payment by June 2002. We do not believe that we will have sufficient cash to repay the loan if it comes due in or prior to June 2002.

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of December 31, 2001, we had a working capital deficit of $(752,895). Since November 2001, our two stockholders have loaned us $404,000 to meet current operating expenses under several long-term notes and made a capital contribution of $40,000. If we require additional funds for operations, we believe that our stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our stockholders will be available when needed, particularly as a result of our covenants with our bank that restrict our ability to incur additional debt. We are also considering seeking additional financing through one or more equity or convertible securities offerings, or, to the extent permissible by the bank, debt offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms, this will likely have an adverse effect on our cash flow, financial position, and results of operations.

         WE MAY INCUR SIGNIFICANT EXPENSES WITH RESPECT TO THE LOCALIZATION OF OUR SOFTWARE TO EACH LOCAL LANGUAGE OR CULTURE WHERE WE SEEK TO DISTRIBUTE OUR SOFTWARE.

         We seek to distribute our subscription service worldwide over the Internet. As we develop new software or distribute existing software to foreign regions, we could incur significant costs associated with localization if the software in its present form does not gain acceptance among users. Additionally, with respect to our Japanese distribution client, we cannot guarantee that the current localization efforts we perform on our software, which are currently effectuated for Japanese users by us and Sourcenext, will continue to be acceptable to Japanese users.

         WE HAVE INCURRED LOSSES IN 2000 AND 2001, AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE AGAIN.

         We have been unprofitable during 2000 and 2001 and may continue to incur operating losses for the foreseeable future. During 2001 and 2000, we had net losses of $(753,176) and $(1,374,564), respectively. No assurance can be given that we will ever become profitable again nor, if we obtain profitability, that we would thereafter maintain profitability.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently occupy an approximately 10,000 square foot facility in Poulsbo, Washington under a four-year lease with a term that began in February 2000. The lease required monthly payments of $7,643 for months one through four and $8,492 for months five through twelve of the first year. As of December 31, 2001, the rent was $8,746 per month. The remainder of the payments under the lease are scheduled to increase by $.30 per square foot per year. We have the option to terminate the lease during the last two years of the lease term, by providing a six-month written notice to the landlord of the facility.

         We also are leasing a 4,500 square foot facility in Poulsbo, Washington, pursuant to an agreement that expires in the year 2004. This lease requires monthly payments of $1,874. In order to reduce our fixed operating expenses in a declining online advertising market, we vacated the premises and have been negotiating with the landlord to be released from the remainder of this lease. The landlord has verbally agreed to release our obligation under the lease provided a replacement tenant or sub-lessee can be found. To date, we have not found a replacement tenant nor sub-lessee and are still bound by this lease.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On November 20, 2001, our two stockholders re-elected all members of our board of directors, Clint Ballard, Diana T. Ballard, Edward P. Swain, Jr. and William E. Hoke, by unanimous written consent to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(A)      MARKET INFORMATION

         All of our outstanding shares of common stock are owned by Clint Ballard and Diana T. Ballard. There is no public market for these shares.

(B)      RECENT SALES OF UNREGISTERED SECURITIES

         None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

GENERAL

         We are a provider and licensor of proprietary software that is distributed both through the Internet and via a distributor in Japan. In the past, we produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with our software. While we continue to operate the Internet marketing or advertising business in a reduced manner, we are not actively pursuing this business in 2002 due to a continuing decline in the online advertising industry. Currently, we are developing a subscriber base for our "eAnthology" online subscription service as an additional means of distributing some or all of our internally-produced software.

         eAnthology is a one-stop online subscription service that provides a myriad of computer applications to consumers. It is composed of many different applications, including our software product line, and all components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. eAnthology is not defined by any one application, and its nature and content are expected to expand and evolve over time as the needs of our users change. We are constantly responding to the needs of the consumer market, and eAnthology is designed to meet that demand.

         We also license localized versions of our software products for distribution in Japan. Under the terms of our distribution agreements with our Japanese distributor, Sourcenext Corporation, we granted Sourcenext an unlimited license to sell the software in Japan. This does not materially affect our operations involved in offering software on our websites, either free or as part of a subscription, because the Sourcenext license only applies to localized, Japanese versions of the software, and not the English language versions which are available on our websites. Additionally, users in Japan generally cannot run the English-language versions on their operating systems.

         Note that certain reclassifications have been made to the year 2000 information to conform to the current year presentation. Such reclassifications had no effect on net income or stockholders' deficit.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND 2001

REVENUES

         Our revenues decreased $4,441,187, or 58%, from $7,674,746 during 2000, to $3,233,559 during 2001, primarily due to a decrease of $4,430,734, or 73%, in our Internet advertising and marketing revenues to $1,658,559 in 2001 from $6,089,293 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000 and still continues, and which caused many Internet-related businesses, including many of our former clients, to cease operations. As a result, there are significantly fewer companies purchasing online advertising in the industry, and demand for online advertising has fallen significantly below previous levels. Further, in response to these "dot-com" failures, we have tightened our credit-granting policies, which has caused some companies to become ineligible to purchase on credit from us.

         Our Internet advertising and marketing revenues included an immaterial amount, under 0.1% of total revenues, of eAnthology subscription revenue for the year 2001. For the year 2000, no such subscription revenue was recognized, as we did not commence selling the service as such until late in 2001.

         Revenues from software licensing decreased $10,453, or less than 1%, from $1,585,453 during 2000 to $1,575,000 during 2001. Software license revenues were derived from a distribution agreement with Pointe Control in Japan during the first two quarters of 2000. During the remainder of 2000 and throughout 2001, we recognized software license revenues in Japan from our distribution agreement with Sourcenext Corporation. Under our agreement with Sourcenext, in addition to 24 consecutive monthly payments of $75,000, we receive during such 24-month period $75,000 for each of the 24 products that we deliver under the terms of the agreement. As of December 31, 2001, we had delivered 15 products under this agreement. See the discussion regarding our new Agreement with Sourcenext under "Liquidity and Capital Resources."

COST OF INTERNET REVENUES

         Our cost of Internet revenues decreased by $3,717,535, or 66%, from $5,618,173 during 2000 to $1,900,638 during 2001, primarily due to lower demand for online advertising industry-wide. Due to this slowdown in the online advertising industry, we have reduced our advertising expenditures accordingly, to compensate for reduced revenues. Nonetheless, our Internet costs were 115% of Internet revenues in 2001. Our Internet advertising expenses incurred in 2000 were $4,490,598 and decreased by $3,707,283, or 83%, to $783,315 in
2001.

COST OF LICENSING REVENUES

         Our cost of licensing revenues increased by $94,762, or 8%, from $1,255,246 during 2000 to $1,350,008 in 2001, due to increases in Internet bandwidth costs and salary expenses, offset by a reduction in the use of outside software testers. Our licensing costs were 86% of licensing revenues in 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

         Excluding bad debt expenses and legal and accounting expenses, such as expenses relating to our cancelled initial public offering, general and administrative expenses decreased $27,824 or 3%, from $842,269 in 2000 to $814,445 in 2001. This decrease is due to several factors, including a decrease in consulting expense due to certain payments made to our former chief financial officer in 2000 which were not incurred in 2001, a decrease in depreciation expense due to assets retired in 2000, and a decrease in director and officer insurance due to cancellation of the policy in 2001, partially offset by increases in administrative salary and wages expenses.

         Bad debt expense decreased by $656,485 from $546,112 in 2000 to net recoveries of $(110,373) in 2001, which was attributable to several factors: declining online advertising prices, which caused receivable balances and their related reserves to drop; fewer companies remaining in the online advertising industry, more conservative credit policies and therefore fewer customers purchasing on credit; and recoveries on accounts receivable that were written off at the end of 2000. During 2001, we received recoveries on previously-written-off accounts totaling $259,790, which amount was recorded as a reduction to bad debt expense, net of provisions for doubtful accounts of $149,418.

         Legal and accounting expenses, together with expenses relating to our cancelled IPO, decreased $472,700 or 63% from $747,376 in 2000 to $274,676 in 2001, primarily due to our decision to cancel our initial public offering in December 2000. A large part of the legal and accounting expenses incurred in 2000 were for the preparation of our registration statement and related offering documents and were therefore not incurred in 2001.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in 2000 or 2001. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $145,868 and $85,486 of compensation expense during 2000 and 2001, respectively, as a result of compensatory stock options issued to non-employees. This reduction is primarily due to cancellations of options during the first and second quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

         We experienced net losses during the years ended December 31, 2000 and 2001 in the amounts of $(1,374,564) and $(753,176) respectively. As of December 31, 2001, we had cash of $121,031, a stockholders' deficit of $(821,339), and a working capital deficit of $(752,895). Throughout 2001, we did not generate sufficient cash flows from operations to support our business, but rather relied on funds provided by our stockholders and bank financings to continue in business. Our independant auditors have included an explanatory paragraph in its audit report which raises substantial doubt about the Company's ability to continue as a going concern.

MANAGEMENT'S PLANS

         We believe that the losses referred to above are principally attributable to the significant decline in our advertising revenues consistent with the overall decline in online advertising prices and demand for such services industry-wide. We expect to reduce our losses in the future by generating revenues from our eAnthology online subscription service. There can be no assurance, however, that we will recognize significant revenues from such subscription service or that we will not continue to incur losses in the future.

         We have taken a number of measures to curb or offset our negative cash flow from operations. These measures include:

- SETTLEMENTS WITH OUR LARGEST CUSTOMERS. We have entered into verbal agreements with some our largest customers who owe us material balances in an attempt to collect a discounted portion of the total amounts owed to us. These actions, along with more conservative credit-granting policies and aggressive collection efforts, are designed to maximize the amount of cash collected on our receivables. We recovered $259,790 in previously-written-off receivables in 2001. There is no assurance, however, that we will collect more of our outstanding receivables with these measures in place in the future.

- SETTLEMENTS WITH OUR LARGEST VENDORS. We have entered into several written settlement and release agreements with some of our largest vendors in order to significantly reduce the amounts payable to these vendors. To date, we have recorded $312,443 in gains associated with these settlements. We may seek to settle more of our accounts payable with vendors to whom we owe material balances; however, there is no assurance that we will be successful in negotiating any such settlements nor that the terms of such settlements will be favorable to us.

- DEVELOPMENT OF THE EANTHOLOGY ONLINE SUBSCRIBER BASE. We are developing a subscriber base for our eAnthology subscription service as an additional means of distributing some or all of our internally-produced software for a fee. There is no assurance that we will be successful in marketing or distributing such a service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate positive cash flow.

- NEGOTIATION OF A NEW CONTRACT WITH OUR JAPANESE DISTRIBUTOR. In January 2001, we entered into a new distribution contract with Sourcenext, our Japanese distributor, in which payments are made monthly for a fixed amount of $150,000, rather than a significant portion of the payments being dependent on the completion of products. If we are successful in producing products to the satisfaction of Sourcenext under this contract, it could provide a significant portion of the cash flows required for daily operations on a more consistent basis; however, there is no assurance that we will be able to produce software for our Japanese distributor as required by this contract. If either party terminates this contract, there would be a material adverse effect on our financial positions, results of operations and cash flows.

- STOCKHOLDER FINANCING. To date, our two stockholders have loaned us an aggregate of $404,000 to meet current operating expenses under several promissory notes, and have made a capital contribution of $40,000. If we require additional funds for operations, we believe that our stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our stockholders will be available when needed, especially in light of restrictions on third-party borrowing imposed by agreements with our bank.

- OUTSIDE FINANCING. Management is considering seeking additional financing through one or more debt, equity or convertible securities offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms, this will likely have an adverse effect on our cash flows, financial position and results of operations.

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         In June 2001, ASIC, our wholly owned subsidiary, borrowed $275,000 from a local bank. Under the related short-term promissory note, the outstanding principal accrues interest at an annual rate of 8.5%. On December 13, 2001, the bank renewed this note payable, extended the maturity date to June 15, 2002, and removed the demand payment provision. The note requires monthly payments of interest accrued, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. Upon an event of default, including the failure to pay the loan at maturity, the bank may, at its option, increase the interest rate on the loan by five percentage points. The note requires us to comply with various covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and our assets, and is personally guaranteed by our two stockholders. We utilized the amount borrowed under this note for working capital.

         During November and December 2001, and January 2002, we borrowed an aggregate of $404,000 from our two stockholders under various promissory notes to provide us with additional working capital. These notes all are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum. The notes violated the loan covenant referred to above regarding creation of debt to third parties. In order to remedy this covenant violation, our stockholders were required to sign a subordination letter with respect to these notes, which specified that the stockholders' notes would hold secondary priority in the event of the liquidation or dissolution of our company. The subordination letter also specified that the bank reserves the right to restrict repayments of interest and principal on debts owed to our stockholders, if, in the opinion of the bank, such repayments to our stockholders would jeopardize our ability to service our debt to the bank, and may require us to obtain the bank's written consent in order to make repayments on such debts to our stockholders.

         As of December 31, 2001, we were in default under the bank loan as we borrowed from, and made payments to, our two stockholders without the consent of the bank; however, the bank has chosen not to make demand for payment on the balance of our loans at this time and has not increased the interest rate on the loan, and following the execution of the subordination letter, we were no longer in default under the bank loan. The bank has, however, verbally required that we pay down $10,000 of principal at the next renewal date of our short-term note payable with the bank referred to above, which date is June 15, 2002. The entire balance of the short-term note payable has been classified in the current liabilities section of the balance sheet. The notes payable to stockholders have been classified in the long-term liabilities section of the balance sheet, as it is the intention of our stockholders to not seek repayment on these notes within the current period.

         In February 2002, we borrowed $52,500 from the local bank referred to above to fund the purchase of certain computer equipment in connection with the development of our eAnthology online subscription service. The loan accrues interest at an annual rate of 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest payments of $1,645. The loan agreement contains certain covenants, which are substantially the same as the covenants contained in the loan agreement with this bank discussed above, including the prohibition against assuming debt to any party without written consent from the bank. The loan is secured by substantially all our assets and is personally guaranteed by our two stockholders.

         In March 2002, our two stockholders contributed $40,000 of additional paid-in capital in the form of cash. This capital contribution was utilized for working capital.

INCOME TAXES AND S-CORPORATION STATUS

         During the periods presented, we were not subject to federal and state income taxes as we elected to be taxed as an S-corporation. Accordingly, we reported income on our stockholders' personal income tax return. At present, the State of Washington does not impose income taxes on corporations but does impose a business and occupation tax on corporations conducting business in the State of Washington. If our number of stockholders grows to 75 or greater, our S-corporation status will cease. Additionally, our stockholders may elect to change our tax status at an earlier date.

         In connection with our distribution agreement with Sourcenext Corporation, our Japanese client, we are subject to a 10% withholding tax in Japan on software licenses sold in that country. Payments under this agreement are received net of the withheld tax from Sourcenext. Currently, under our S-corporation status, these payments are not considered deductible expenses for income tax purposes, as we are not subject to income tax; rather, the expenses flow through to our stockholders' personal income tax returns. We report these amounts as "general and administrative" expenses.

INFLATION

         We believe that inflation has generally not had a material impact on our operations.

         In the past 24 months, the Internet advertising industry has undergone a severe decline in demand for advertising space and in the prices of online advertisements. Management cannot reasonably estimate precisely how much the industry has declined, nor how much of the industry's decline is due to such decrease in volume or to such deflation in prices, nor can management predict if or when these declines will reverse.

ITEM 7.  FINANCIAL STATEMENTS.

         We set forth below a list of our financial statements included in this annual report, followed by such financial statements.



Independent Auditors' Report................................................  20

Consolidated Financial Statements:

     Consolidated Balance Sheet at December 31, 2001........................  21

     Consolidated Statements of Operations for the Years Ended
       December 31, 2000 and December 31, 2001 .............................  22

     Consolidated Statements of Stockholders' Equity (Deficit)
       for the Years Ended December 31, 2000 and December 31, 2001..........  23

     Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2000 and December 31, 2001..............................  24

     Notes to Consolidated Financial Statements.............................  26

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
eAcceleration Corp.

We have audited the accompanying consolidated balance sheet of eAcceleration Corp., and its subsidiary Acceleration Software International Corporation (the "Company"), as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAcceleration Corp., and subsidiary, as of December 31, 2001, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note 16 to the consolidated financial statements, the Company has incurred significant losses from operations, has current liabilities which exceed current assets and has a stockholders' deficit at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 16. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.


/s/ McKennon, Wilson & Morgan LLP

Irvine, California
February 27, 2002
                               eACCELERATION CORP.

                           CONSOLIDATED BALANCE SHEET


                                     ASSETS

                                                                                  December 31,
                                                                                      2001
                                                                                  ------------
Current assets:
    Cash                                                                          $   121,031
    Accounts receivable, net of allowance for doubtful
        accounts of $149,035                                                           99,121
                                                                                  ------------
         Total current assets                                                         220,152

Property and equipment, net (Note 3)                                                   75,406
Patents and trademarks, net (Note 4)                                                   72,550
Other assets                                                                            8,600
                                                                                  ------------

                                                                                  $   376,708
                                                                                  ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable                                                              $   526,894
    Accrued liabilities                                                               171,153
    Short-term note payable (Note 6)                                                  275,000
                                                                                  ------------
       Total current liabilities                                                      973,047
                                                                                  ------------

Notes payable to stockholders (Note 7)                                                225,000
                                                                                  ------------

    Total liabilities                                                               1,198,047
                                                                                  ------------

Commitments and contingencies (Note 8)                                                   -

Stockholders' deficit (Note 10 and 11):
    Common stock, par value $.0001; 100,000,000 shares authorized;
         34,300,000 shares issued and outstanding                                       3,430
    Additional paid-in capital                                                        685,559
    Accumulated deficit                                                            (1,510,328)
                                                                                  ------------
       Total stockholders' deficit                                                   (821,339)
                                                                                  ------------

                                                                                  $   376,708
                                                                                  ============


       See accompanying notes to these consolidated financial statements.

                               eACCELERATION CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Year Ended December 31,
                                                                       ------------------------------
                                                                            2000             2001
                                                                       -------------    -------------
Revenues:
     Internet                                                          $  6,089,293    $   1,658,559
     Licensing                                                            1,585,453        1,575,000
                                                                       -------------    -------------
                                                                          7,674,746        3,233,559
                                                                       -------------    -------------

Cost of revenues:
     Cost of internet revenues                                            5,618,173        1,900,638
     Cost of licensing revenues                                           1,255,246        1,350,008
                                                                       -------------    -------------
                                                                          6,873,419        3,250,646
                                                                       -------------    -------------

     Gross profit                                                           801,327          (17,087)
                                                                       -------------    -------------

General and administrative expenses                                       2,135,757          978,748
                                                                       -------------    -------------

Loss from operations                                                     (1,334,430)        (995,835)
                                                                       -------------    -------------

Other income (expense):
     Interest income                                                         11,675              675
     Interest expense                                                        (6,809)         (15,465)
     Impairment of investment (Note 14)                                     (45,000)         (40,000)
     Loss on sublease (Note 8)                                                 -             (14,994)
                                                                       -------------    -------------
                                                                            (40,134)         (69,784)
                                                                       -------------    -------------

Loss before extraordinary item                                           (1,374,564)      (1,065,619)

Extraordinary item-gain on settlements of accounts payable (Note 9)            -             312,443
                                                                       -------------    -------------

Net loss                                                               $ (1,374,564)    $   (753,176)
                                                                       =============    =============
Basic and diluted per-share information:

     Loss before extraordinary item                                    $      (0.04)    $      (0.03)
     Extraordinary item                                                        -                0.01
                                                                       -------------    -------------
     Net loss                                                          $      (0.04)    $      (0.02)
                                                                       =============    =============

Weighted average shares outstanding:
     Basic and diluted                                                   34,300,000       34,300,000
                                                                       =============    =============




       See accompanying notes to these consolidated financial statements.

                               eACCELERATION CORP.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                    Retained
                                         Common Stock              Additional       Earnings       Stockholders'
                               -------------------------------      Paid-in       (Accumulated        Equity
                                  Shares             Amount         Capital          Deficit)        (Deficit)
                               ------------       -----------     ------------    -------------    -------------
Balances, January 1, 2000       34,300,000        $    3,430      $   350,205     $    630,714     $    984,349

Value of stock options vested         -                 -             145,868             -             145,868

Distributions to stockholders         -                 -                -              (1,362)          (1,362)

Value of officer's services           -                 -             104,000             -             104,000

Net loss                              -                 -                -          (1,374,564)      (1,374,564)
                               ------------       -----------     ------------    -------------    -------------

Balances, December 31, 2000     34,300,000             3,430          600,073         (745,212)        (141,709)

Value of stock options vested         -                 -              85,486             -              85,486

Distributions to stockholders         -                 -                -             (11,940)         (11,940)

Net Loss                              -                 -                -            (753,176)        (753,176)
                               ------------       -----------     ------------    -------------    -------------

Balances, December 31, 2001     34,300,000        $    3,430      $   685,559     $ (1,510,328)    $   (821,339)
                               ============       ===========     ============    =============    =============









       See accompanying notes to these consolidated financial statements.

                               eACCELERATION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     December 31,
                                                                           ------------------------------
                                                                               2000              2001
                                                                           ------------      ------------
Cash flows from operating activities:
     Net loss                                                              $(1,374,564)      $  (753,176)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                          92,995            70,590
         Write-off of deferred offering costs                                  654,417              -
         Bad debt expense, excluding recoveries on written-off accounts        546,112           149,418
         Write-off of long-term account receivable                                -               10,573
         Fair value of officer's services                                      104,000              -
         Value of stock options vested                                         145,868            85,486
         Impairment of investment                                               45,000            40,000
         Extraordinary gain on settlement of accounts payable                     -             (312,443)
         Other                                                                  42,295              -
         Changes in operating assets and liabilities:
              Accounts receivable                                             (704,365)          767,204
              Prepaid Insurance                                                   -               39,446
              Other current assets                                              92,326            11,092
              Accounts payable                                                 715,975          (547,717)
              Accrued liabilities                                              (31,339)           67,693
                                                                           ------------      ------------

Net cash provided by (used in) operating activities                            328,720          (371,834)
                                                                           ------------      ------------

Cash flows from investing activities:
     Purchases of equipment                                                    (93,033)           (3,823)
     Patent and trademark expenditures                                          (7,646)          (29,979)
     Investment in Contera                                                     (50,000)          (35,000)
     Other assets                                                               41,842              -
                                                                           ------------      ------------

Net cash used in investing activities                                         (108,837)          (68,802)
                                                                           ------------      ------------

Cash flows from financing activities:
     Deferred offering costs                                                  (117,826)            -
     Restricted cash (collected from) returned to
        subscribers in connection with initial public offering                (774,985)          774,985
     Increase in (reduction of) liability due to subscribers                   774,985          (774,985)
     Proceeds from short-term note payable                                        -              275,000
     Proceeds from notes payable to stockholder                                   -              225,000
     Payments on note payable - insurance                                      (79,571)             -
     Payments on long-term payable - legal                                        -             (277,000)
     Distributions to stockholders                                              (1,362)          (11,940)
                                                                           ------------      ------------

Net cash (used in) provided by financing activities                           (198,759)          211,060
                                                                           ------------      ------------

Net increase (decrease) in cash                                                 21,124          (229,576)

Cash at beginning of year                                                      329,483           350,607
                                                                           ------------      ------------

Cash at end of year                                                        $   350,607       $   121,031
                                                                           ============      ============
                                           (continued on following page)

                               eACCELERATION CORP.

                                                                                     December 31,
                                                                           ------------------------------
                                                                               2000              2001
                                                                           ------------      ------------

Supplemental disclosure of cash flow information-
     Cash paid during the period for:
         Interest                                                          $     6,809       $    19,198
                                                                           ============      ============

Non-cash investing activity:

Retirement of fully depreciated assets                                     $   207,897       $      -
                                                                           ============      ============
Non-cash financing activities:

Financing of a prepaid insurance policy                                    $   288,900       $      -
                                                                           ============      ============

Increase in accounts payable for deferred offering costs                   $   203,045       $      -
                                                                           ============      ============

Cancellation of prepaid insurance financed with a note payable             $      -          $   209,329
                                                                           ============      ============









       See accompanying notes to these consolidated financial statements.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND HISTORY

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

The Company is a provider and licensor of proprietary software that is distributed both through the Internet and via a distributor in Japan. In the past, the Company produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with our software. The Company is not actively pursuing this type of business in 2002 due to a continuing decline in the online advertising industry. Currently, the Company is developing a subscriber base for its "eAnthology" subscription service as an additional means of distributing some or all of its internally-produced software.

eAnthology is a one-stop online subscription service that provides a myriad of computer applications to consumers. It is composed of many different applications, including the Company's software product line, and all components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. eAnthology is not defined by any one application, and its nature and content is expected to expand and evolve over time as the needs of the users change. The Company is constantly responding to the needs of the consumer market, and eAnthology is designed to meet that demand.

The Company also licenses localized versions of its software products for distribution in Japan. Under the terms of the distribution agreements with its Japanese distributor, Sourcenext Corporation, the Company granted Sourcenext an unlimited license to sell the software in Japan. This does not materially affect the Company's operations involved in offering software on its websites, either free or as part of a subscription, because the Sourcenext license only applies to localized, Japanese versions of the software, and not the English language versions which are available on the Company's websites. Additionally, users in Japan generally cannot run the English-language versions on their operating systems.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All inter-company accounts have been eliminated in consolidation.

REVENUE RECOGNITION

Revenues from license fees and from sales of software products to our software distribution customer are recognized when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain. The Company has an agreement with this software distribution customer (see Note 5) which provides guaranteed fixed
                               eACCELERATION CORP.

monthly payments as well as additional payments due upon completion of each product. The Company records revenues under this contract monthly based on the guaranteed payments, and the revenues for each software product are recorded upon delivery. Management believes its revenue recognition policies are in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The subsequent Statements of Position 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition," and 98-9, "Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions" currently do not apply to the Company's operations. See Note 15 for discussion of a subsequent contract entered into with this customer.

Advertising revenues consist of web banner advertising, text links, pop-ups/pop-unders, completion pages, dialog boxes and newsletters. A banner, the most common form of advertisement on the web, directly links a user to the advertiser's website or promotion through a box on the website which may be transitory. A text link, consisting of an advertiser's position on the Company's website, consists of a link to the advertiser's website which remains in a designated position until the advertising position is removed from the website. Pop-ups consist of a web page that pops open on top of another web page, keeping the original page open underneath; a pop-under opens behind the current page, and appears when the user closes the current page. Completion pages are those generated by our website after a person completes a web-based signup (for promotions, information, etc.). Dialog boxes are web pages that request some type of response from a user, usually at the time a user registers for our software, and advertising is included in these boxes. Newsletters are written by members of the Company's staff, and the articles are interspersed with "ads" containing links to our advertisers' sites. Revenues can be based on impressions, click-throughs, sign-ups, registrations, commissions, or downloads, and these revenues are recognized in the period in which users execute these pre-defined actions.

The Company's subscription-based revenue from eAnthology online subscriptions is subject to a 90 day, unconditional right of refund. In light of the Company's limited historical experience with this, revenue from these subscriptions is deferred and recognized when the refund right lapses, provided that all other revenue recognition criteria have been met. At December 31, 2001, the Company's subscription revenue was not significant and amounted to under 0.1% of total revenue, as the Company did not commence selling the service as such until late in December 2001. No such subscription revenue was earned in 2000. Management believes its revenue recognition practices for subscription revenues are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists".

ADVERTISING COSTS

Advertising costs are expensed as incurred in accordance with the American Institute of Certified Public Accountants' SOP 93-7, "Reporting on Advertising Costs."

START UP COSTS

Start-up costs are expensed as incurred.

RESEARCH AND DEVELOPMENT COSTS

Research and development costs are expensed as incurred. In accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," all costs incurred prior to establishing technological feasibility are expensed as research and development costs.

                               eACCELERATION CORP.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using the double declining balance method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

SOFTWARE DEVELOPMENT COSTS

The provisions of SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed," state that all costs incurred in connection with the development of software subsequent to technological feasibility should be capitalized until such time that the software is available to customers. The Company believes its current process for developing software is essentially completed concurrent with the establishment of technological feasibility and, as such, no costs have been capitalized to date.

WEB DEVELOPMENT COSTS

Web development costs are accounted for in accordance with EITF 00-2, "Accounting for Web Site Development Costs," with applicable guidance from SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." Specifically, web development costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized if management believes such costs are significant. The Company's internal web-site development processes are relatively short-term in nature, generally three months. Any capitalized costs are amortized on a straight-line basis over a one-year period due to rapid changes in internet technologies and the evolution of the Company's business. All maintenance and enhancement costs are expensed as incurred.

PATENTS AND TRADEMARKS

Patents and trademarks are recorded at cost and are amortized using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company currently accounts for impairment of long-lived assets under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount, or fair value less costs to sell. At present, the Company reviews for impairment annually. Beginning January 1, 2002, the Company must adopt SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which replaces SFAS No. 121.

                               eACCELERATION CORP.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company has financial instruments for which the fair value of the financial instruments could be different than that recorded on a historical basis in the accompanying balance sheet. The Company's financial instruments consist of accounts receivable and accounts payable. The carrying amounts of the Company's financial instruments generally approximate their fair values as of December 31, 2001.

EARNINGS PER SHARE

SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The table set forth below reconciles the components of the basic net income per share calculation to the components of the diluted net income per share calculation.

                                                                           December 31,
                                                               --------------------------------
                                                                   2000                2001
                                                               ------------        ------------
        Weighted average shares outstanding - basic             34,300,000          34,300,000
        Effect of dilutive stock options                             -                   -
                                                               ------------        ------------
        Weighted average shares outstanding - diluted           34,300,000          34,300,000
                                                               ============        ============

Since the Company had a net loss for the years ended December 31, 2000 and 2001, stock options have been excluded from the calculation of the weighted average shares outstanding, as their effects are anti-dilutive. Had the Company shown net income for the years ended December 31, 2000 and 2001, the dilutive effect of the stock options would have been an additional 52,018 and 29,991 shares, respectively.

INCOME TAXES

The Company elected to be taxed under Subchapter S of the Internal Revenue Code. Accordingly, profits and losses are reflected in the individual income tax returns of the stockholders. Income taxes are not material to the consolidated financial statements. In addition, the net differences between the tax basis and reported amounts of the Company's assets and liabilities are not significant. Because of the Company's operating losses, no pro forma disclosure is deemed applicable assuming the Company is taxed as a separate entity under C-corp status. In the event the Company gains more than 75 stockholders, the Company would be taxed as a separate entity. The Company currently has two stockholders.

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

                               eACCELERATION CORP.

The Company provides credit in the normal course of business to clients throughout the United States and in countries located in Europe, Asia, Oceania and the Caribbean. The Company has a policy to perform credit evaluations on all customers with significant orders. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains reserves for potential credit losses based upon the Company's historical experience related to credit losses. See Note 12 for specific information about the Company's sales and receivable concentrations.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 condensed consolidated financial statements and related notes to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders' deficit.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

STOCK COMPENSATION

The Company accounts for employee stock options using the intrinsic method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," as interpreted by Financial Accounting Standards Board ("FASB") Interpretation No. 44. The Company makes pro forma disclosures of net income and earnings per share, as if the fair value method of accounting had been applied. The Company accounts for stock options issued to non-employees under the fair value method, using the Black-Scholes model to estimate the value of these options. See Note 10 for disclosures relating to stock-based compensation.

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

DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION

The Company is required to provide disclosures of financial and descriptive information about its operating segments in annual and interim financial reports issued to stockholders. An operating segment is defined as a component of an enterprise that engages in business activities that generate revenue and incur expense, whose operating results are reviewed by the chief operating decision-maker in the determination of resource allocation and assessing performance, and for which discrete financial information is available. See Note 12 for disclosures related to the Company's operating and geographic segments.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2001, the FASB issued SFAS No. 141, "Business Combinations," which eliminates the pooling method of
                               eACCELERATION CORP.

accounting for business combinations initiated after June 30, 2001. In addition, SFAS No. 141 addresses the accounting for intangible assets and goodwill acquired in a business combination. This portion of SFAS No. 141 is effective for business combinations completed after June 30, 2001. The Company does not expect SFAS No. 141 will have a material impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Intangible Assets," which revises the accounting for purchased goodwill and intangible assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives will no longer be amortized and will be tested for impairment at least annually. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001, with earlier adoption permitted. The Company does not expect SFAS No. 142 will have a material impact on the Company's financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement provides accounting and reporting standards for costs associated with the retirement of long-lived assets. This accounting standard does not apply to the Company's current or intended operations.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2001:

Equipment                                            $   204,328
Furniture and fixtures                                     1,100
Vehicles                                                  40,935
                                                     ------------
                                                         246,363

Less accumulated depreciation                           (170,957)
                                                     ------------
                                                     $    75,406
                                                     ============

During the years ended December 31, 2000 and 2001, depreciation expense totaled $74,381 and $49,210, respectively.

                               eACCELERATION CORP.

NOTE 4 - PATENTS AND TRADEMARKS

Patents and trademarks consist of the following as of December 31, 2001:

Patents                                         $   142,173
Trademarks                                            5,118
                                                ------------
                                                    147,291

Less accumulated amortization                       (74,741)
                                                ------------
                                                $    72,550
                                                ============

During the years ended December 31, 2000 and 2001, amortization expense totaled $18,614 and $21,380, respectively.

NOTE 5 - LONG-TERM CONTRACTS

SOURCENEXT CORPORATION

On May 26, 2000, the Company replaced its Pointe Control agreement with a distribution agreement with Sourcenext Corporation, the beneficiary of the Pointe Control agreement. This Sourcenext agreement provided for 24 guaranteed consecutive monthly payments of $75,000 which began in June 2000. Under this agreement, the Company received an additional $75,000 per product delivered by the Company under the terms of the agreement, up to 24 such products, during the same 24-month period.

The contract was to be renewable for a period of twelve months. Additionally, the Sourcenext agreement provided for up to five bonus payments of $400,000 each if sales of certain of the Company's software products were to reach "top product" status. None of the Company's products achieved "top product" status during 2001.

The Company recorded revenues based on the guaranteed payments of $75,000 monthly, with the revenues for each software product recorded upon delivery. Software products are generally completed 90 to 180 days from commencement of production. Although the Company may experience fluctuations in revenues quarter to quarter, management believes that its revenue recognition policies are in conformity with SOP 97-2, "Software Revenue Recognition." The Company delivered nine titles during the year 2001. See also Note 15, Subsequent Events, for discussion of a subsequent contract with Sourcenext Corporation.

NOTE 6 - SHORT-TERM NOTE PAYABLE

On June 21, 2001, the Company's subsidiary, ASIC, borrowed $275,000 from a local bank, which was due to mature on December 15, 2001. On December 13, 2001, the bank renewed this note payable, extended the maturity date to June 15, 2002, and removed the demand payment provision. The note requires monthly payments of interest accrued at 8.5% per annum, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. Upon an event of default, including the failure to pay the loan at maturity, the bank may, at its option, increase the interest rate on the loan by five percentage points. The note requires the Company to comply with various covenants, including production of quarterly financial statements, an annual audit, assumption of no debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and of the Company, and is personally guaranteed by the Company's stockholders. The Company utilized the amount borrowed under this note for working capital.

                               eACCELERATION CORP.

Subsequent to the signing of this note, the Company's two stockholders loaned money to the Company under various notes payable in violation of a covenant not to incur indebtedness under this note. In order to remedy the covenant violation, the bank required the stockholders to sign a subordination letter (the "Letter") regarding the amounts owed to them by the Company, and has verbally required the Company to pay down $10,000 of principal on this note on June 15, 2002, which is the next renewal date of the loan. The Bank has chosen not to exercise its rights at this time to demand payment in full of the principal or to increase the interest rate on the loan, as the default was cured upon signing the Letter. The entire balance of the short-term note payable has been classified in the current liabilities section of the balance sheet. See
Note 7 for additional information on the Letter.

NOTE 7 - NOTES PAYABLE TO STOCKHOLDERS

In November and December 2001, the Company borrowed an aggregate of $225,000 from the Company's two stockholders, under various promissory notes, to provide additional liquidity for the Company and to be used for working capital. These notes are payable on demand, and interest is payable monthly on the outstanding balance at 10% per annum. The notes payable to stockholders have been classified in the long-term liabilities section of the balance sheet, as it is the intention of the stockholders to not seek repayment on these notes before December 31, 2002. See also Note 15 - Subsequent Events.

The Company's stockholders have executed the Letter with the Company's bank, which gives these unsecured notes payable second priority in the event of liquidation or dissolution of the Company. The Letter was entered into in order to satisfy the covenant contained in the bank loan agreement (see Notes 6 and 15) that prohibits assumption or creation of additional debt to any party without written consent from the bank. The Letter also specified that the bank reserved the right to restrict repayments of interest and principal on the debts owed to our stockholders if, in the opinion of the bank, such repayments to our stockholders would jeopardize our ability to service our debt to the bank and may require the Company to obtain the bank's written consent in order to make repayments on such debts to the stockholders.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

In 2001, the Company leased two facilities to house the Company's operations.

One of these leases was extended in February 1999 for an additional five-year term, and expires in the year 2004. This lease requires monthly payments of $1,874. In order to reduce the Company's fixed operating expenses in a declining online advertising market, the Company vacated the premises and has been negotiating with the landlord to be released from the remainder of this lease. The landlord has verbally agreed to release the Company's obligation under the lease provided a replacement tenant or sub-lessee can be found. To date, the Company has not found a replacement tenant nor sub-lessee and is still bound by this lease. The Company has recorded a loss of $14,994 in connection with the expected sub-lease of this property.

In December 1999, the Company entered into a lease agreement with a four-year term for a 10,000 square foot facility. The lease term commenced in February 2000 and required monthly payments of $7,643 for months one through four and $8,492 for months five through twelve of the first year. The remainder of the payments under the lease increase by $0.30 per square foot in February of each year. As of December 31, 2001, the Company pays $8,746 per month. The Company records rent expense for this facility on a straight-line basis over the life of the lease, in accordance with SFAS No. 13, "Accounting for Leases." The Company has the option of terminating the lease during the last two years of the lease term by providing a six-month written notice to the landlord. In 2001, the Company consolidated its operations at this location after vacating the location discussed in the preceding paragraph.

                               eACCELERATION CORP.

The Company's future annual minimum lease payments under all non-cancelable operating leases at December 31, 2001, are as follows:

                           Year Ending
                          December 31,
                          -------------
                              2002                      $    31,236
                              2003                           22,491
                              2004                           22,491
                              2005                            1,874
                                                        ------------
                                                        $    78,092
                                                        ============

Total rent expense for the years ended December 31, 2000 and 2001 amounted to $120,043 and $129,714, respectively.

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

EMPLOYMENT AND OTHER CONTRACTS

In July 1999, the Company entered into a consulting agreement with Millenium Capital Quest for services consisting of financial public relations, corporate structuring and marketing. The terms of the contract included, among other requirements, a grant of options to purchase 34,300 shares of the Company's common stock at an exercise price of $5.31. The options granted vest over five years from the date of grant and their exercise is contingent on the closing of an initial public offering. The agreement expired in 2000, but the options associated with this contract expire on December 31, 2004.

In February 2000, the Company entered into a Severance, Settlement and General Release agreement with Shane H. Traveller, the Company's former Chief Financial Officer. Under this agreement, Mr. Traveller agreed to provide consulting services to the Company in exchange for certain monetary payments, including a payment of $22,300 if and when the Company's common stock becomes publicly traded. Additionally, he retained options to purchase 10,000 shares of his original 150,000 option grant. These options currently have an exercise price of $5.31 per share, and will become vested and fully exercisable upon the Company's common stock becoming publicly traded at some future date. Upon the vesting of these options, the Company will record a charge to compensation expense in the amount of $49,600 for the estimated fair value of the options. All of Mr. Traveller's remaining options were cancelled.

On March 13, 2001, the Company amended its employment agreements with its two stockholders. Each of these agreements is for a period of five years and each provides compensation annually in the amount of $104,000 and a bonus based on 2.5% of earnings before income taxes, depreciation, amortization and extraordinary items of the immediately preceding year. These agreements are not yet effective. The amendments to these employment agreements provide for the agreements to become effective upon the closing of a private placement of the Company's securities with proceeds of at least $1 million or the commencement of a public trading market for the Company's common stock.

                               eACCELERATION CORP.

NOTE 9 - EXTRAORDINARY ITEM

During the 2001 third and fourth quarters, the Company negotiated with some of its vendors to obtain settlements on an aggregate of $512,455 in balances owed to these vendors. The vendors entered into written agreements with the Company to settle the accounts at an average rate of 39 cents on the dollar, which contributed significantly to easing the Company's cash flow burden. The total gain recorded by the Company upon settling with these vendors equaled $312,443. In accordance with SFAS No. 4, this gain is being reported as an extraordinary item on the Company's statement of operations; however, no income tax effect for this extraordinary item is reflected there, since the Company's income and losses are included in the individual income tax returns of the Company's two stockholders, as the Company has elected to be taxed as an S-corp. (Note 2). The Company used cash from operations to satisfy the settlements.

NOTE 10 - STOCK-BASED COMPENSATION

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

In 1995, the Company adopted the 1995 Stock Option Plan (the "1995 Plan") pursuant to which officers, directors and employees of the Company were eligible to receive options to purchase common stock of the Company. Options to purchase 27,500 shares were granted at $0.70 per share, vested over four years and expire ten years from the date of grant. As of December 31, 2001, the Company had 25,000 options outstanding and exercisable.

In June 1999, the Board of Directors of ASIC adopted the 1999 Stock Option Plan (the "1999 Plan"). Under the 1999 Plan, as amended, the Company may issue up to 5,000,000 shares of common stock. The 1999 Plan is currently administered by the Board of Directors of ASIC, which determines the terms and conditions of the options granted, including exercise price, number of options granted and the schedule of when the options become exercisable. Incentive stock options may only be issued to employees and generally vest evenly over ten years from the date of grant and may not, in any case, vest beyond ten years from the date of grant. Non-qualified stock options issued to non-employees vest evenly and become exercisable over a period of five years from the date of the grant. Forfeitures are returned to the plan and become available for grant. Vesting of the employee options and non-employee options can only be accelerated in the event that there is a merger, consolidation or transfer of substantially all of the assets of the Company, and the successor to such transaction does not assume the obligations relating to the options. Incentive stock options have an exercise price of no less than the estimated fair value of the underlying shares of the Company's common stock at the date of grant and non-qualified stock options have an exercise price of not less than 85% of the estimated fair value of the underlying stock on the date of grant. The Company shall not issue any options or warrants with an exercise price of less than 85% of fair value of the underlying shares of its common stock on the date of the grant. The Board of Directors established the estimated fair value of the Company's common stock as of July 1, 1999, to be equal to the since-terminated initial public offering price of $6.25 per share. During 2001, most of the options issued under this plan were cancelled.

                               eACCELERATION CORP.

As of December 31, 2001, under the 1999 Plan, the Company had an aggregate of 17,500 employee options, net of cancellations, outstanding, each of which currently has an exercise price of $6.25 per share. The Company also had an aggregate of 61,800 options issued to non-employees, net of cancellations, outstanding, each of which currently has an exercise price of $5.31 per share. Non-employees consist of consultants providing technical consulting services relating to software testing, servers, bandwidth and programming, financial public relations and marketing services. All non-employee grants, except those issued to Millennium Capital Quest, were granted under the 1999 Plan and are subject to the terms discussed above. See Note 8 for a discussion of the options granted to Millenium Capital Quest and to the Company's former chief financial officer.

Options to purchase an aggregate of 61,800 shares of common stock issued to non-employees were valued based on the Black-Scholes valuation model. The fair value of each option granted to non-employees is estimated on the date of grant using the Black-Scholes model with the following weighted-average assumptions for grants in 1999: no dividend yield, an expected volatility of 99%, a risk-free interest rate of 6.0%, and an expected option life of five years. Future annual aggregate compensation for non-employee stock options to be charged to future operations over the remaining vesting period as of December 31, 2001, is as follows:

                           Year Ending
                           December 31,
                           ------------
                               2002                  $    51,386
                               2003                       51,386
                               2004                       25,328
                                                     ------------

                                                     $   128,100
                                                     ============

Compensation charges during the years ended December 31, 2000 and 2001 were $145,868 and $85,486, respectively.

Stock option activity under the 1995 Plan and 1999 Plan was as follows:

                                                                   Weighted                             Weighted
                                                 Number             Average             Number          Average
                                               of Options          Exercise           of Options        Exercise
                                               Outstanding          Prices           Exercisable (1)     Prices
                                            ------------------------------------   --------------------------------
Outstanding, January 1, 2000                      996,800          $   6.01               25,000        $   0.70

Options granted                                    10,000              5.31 (3)              -                -

Options cancelled                                (390,000)  (2)        6.06                  -                -
                                            --------------                         --------------

Outstanding, December 31, 2000                    616,800          $   5.72               25,000        $   0.70
                                            ==============                         ==============

Options granted                                     -                  -                   -                 -

Options cancelled                                (512,500)  (2)        6.00                -                 -
                                            --------------                         --------------

Outstanding, December 31, 2001                    104,300          $   4.36               25,000        $   0.70
                                            ==============                         ==============
--------------------------------

                               eACCELERATION CORP.

(1) The 1999 Plan provides that options vested under the Plan shall not be exercisable until the occurrence of a Liquidity Event, i.e., a merger, consolidation, or transfer of substantially all the assets of the Company, or the closing of a public offering of the Company's stock with proceeds of at least $10 million. Accordingly, none of the options vested under the 1999 Plan are exercisable. As of December 31, 2001, of the 61,800 options outstanding with an exercise price of $5.31, there were 20,720 options fully vested; of the 17,500 options outstanding with an exercise price of $6.25, there were 3,500 options fully vested. In total, the number of options vested amounted to 49,220, with a total weighted average exercise price of $3.04.

(2) In 2000, all options cancelled were the result of employees terminating their employment in the Company. In March and April 2001, four non-employees and fifteen employees chose to voluntarily cancel their options to purchase 462,500 shares of common stock. Additionally, two employees, who held options to purchase 50,000 shares, terminated their employment with the Company during the year.

(3) The exercise price of these options was less than the market price of the Company's common stock on the date of grant, which price was $6.25. This option grant was done in accordance with the Company's policy of issuing non-qualified stock options to non-employees with an exercise price of no less than 85% of the market value of the underlying common stock at the date of grant.

The following table summarizes stock options outstanding at December 31, 2001:

                                     Options Outstanding                                     Options Exercisable
                ----------------------------------------------------------------  ---------------------------------------
                                                                    Weighted                                 Weighted
   Exercise       Number Outstanding     Average Remaining           Average                                  Average
    Price           at December 31,       Contractual Life          Exercise       Number Exercisable        Exercise
  of Options            2001                  (Years)                Price       at December 31, 2001         Price
--------------    ------------------     ------------------     ----------------  --------------------    ---------------

$     0.70                25,000               3.67                 $  0.70              25,000               $  0.70

$     5.31                61,800               3.50                 $  5.31                -     (1)          $  5.31

$     6.25                17,500               8.00                 $  6.25                -     (1)          $  6.25
                  ---------------                                                 --------------
                         104,300               4.81                 $  4.36              25,000               $  0.70
                  ===============                                                 ==============
--------------------

(1) See footnote (1) above.

PRO FORMA DISCLOSURE

Had compensation cost for the Company's employee stock options been accounted for using the fair value method of accountancy described by SFAS No. 123 (see
Note 2), the Company's reported net loss of $(1,374,564) and net loss per share of $(0.04) for the year ended December 31, 2000, would have been increased to $(1,567,674) and $(0.05) per share, respectively. For the year ended December 31, 2001, the Company reported a net loss of $(753,176) and a net loss per share of $(0.02). Using the fair value method prescribed by SFAS No. 123 would have increased the Company's net loss to $(761,786) and net loss per share would have remained unchanged at $(0.02) per share. For purposes of this disclosure, the fair value of each option granted to employees is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1999: no dividend yield, an expected volatility of 99%, a risk-free interest rate of 6.0%, and an expected option life of ten years.

                               eACCELERATION CORP.

NOTE 11 - DISTRIBUTIONS TO STOCKHOLDERS

During 2001, the Company's two stockholders received distributions in the aggregate amount of $11,940. During 2000, distributions to such stockholders were made in the aggregate amount of $1,362.

NOTE 12 - SEGMENT DATA

The Company's operations in 2001 were divided into two primary segments, internet advertising and software licensing.

The Company's internet advertising segment sells various forms of advertising to other businesses in the form of banners, text links, pop-ups/pop-unders, completion pages, dialog boxes and newsletter slots. The advertisements are displayed to visitors to our websites who can respond to the ads online by performing a pre-determined action, as well as download some of our internally-produced software for free in exchange for viewing the advertisements.

The Company's software licensing segment is primarily engaged in producing software products for licensing to our Japanese software licensing customer, Sourcenext.

Revenues from the Company's eAnthology online subscription were less than 0.1% of total revenues for the years 2000 and 2001, and are included in the internet advertising segment for purposes of this disclosure.

The following table pertains to the Company's operating segments:

                                                                                                 Consolidated
Reported segments:                          Advertising         Licensing       Operations           Total
-----------------                           -----------         ----------      ----------       ------------
Revenues:
December 31, 2000                           $ 6,089,293         1,585,453           -            $ 7,674,746
December 31, 2001                           $ 1,658,559         1,575,000           -            $ 3,233,559

Gross profit (loss):
December 31, 2000                           $   471,120           330,207           -            $   801,327
December 31, 2001                           $  (242,079)          224,992           -            $   (17,087)

Total assets:
December 31, 2000                           $ 1,014,201           172,916       1,423,002        $ 2,610,119
December 31, 2001                           $   146,421            88,234         142,053        $   376,708

Depreciation and amortization:
December 31, 2000                           $    46,432            18,424           9,525        $    74,381
December 31, 2001                           $    31,677            10,713           6,820        $    49,210

Additions to long-lived assets:
December 31, 2000                           $    56,513            28,812           7,708        $    93,033
December 31, 2001                           $     2,875              -                948        $     3,823

Extraordinary gain on settlement of debt:
December 31, 2001                           $   201,725              -            110,718        $   312,443

                               eACCELERATION CORP.

A reconciliation of total operating segment gross profit to total net loss before extraordinary items for the years 2000 and 2001 is as follows:

                                                                December 31,            December 31,
                                                                   2000                     2001
                                                              --------------          --------------
Gross profit for reportable segments                          $     801,327           $      (17,087)
Corporate general and administrative expenses                    (2,135,757)                (978,748)
Other expense, net                                                   (40,134)                 (69,784)
                                                              --------------          ---------------
Loss before extraordinary items                               $  (1,374,564)          $   (1,065,619)
                                                              ==============          ===============

The Company's geographic revenue information is based on the country in which the sales originate, since all the Company's operations are located in the United States of America. Following is a table that shows the origin of our revenues for the years 2000 and 2001:

                                                                               ALL OTHER      CONSOLIDATED
Geographic segments:                       U.S.               ASIA              FOREIGN          TOTAL
                                      -------------       -------------      -------------    ------------
Revenues from external customers:
December 31, 2000                     $  5,615,882        $  2,029,575       $     29,289     $ 7,674,746
December 31, 2001                     $  1,457,530        $  1,690,146       $     85,883     $ 3,233,559

No geographic segment data is shown for long-lived assets, as the Company's operations reside entirely in the United States.

SALES CONCENTRATION

During years ended December 31, 2000 and 2001, revenues from our largest Asian clients accounted for approximately 28% and 49% of the Company's total revenues respectively, and all of its software licensing revenues. See Note 5 and Note 15 for a discussion of the Company's contracts with these Asian clients.

During 2000, two Internet advertising and marketing clients, ProSTEP, Inc., and Cool Savings, accounted for 15% and 10% of the Company's total revenues, respectively, and 19% and 13% of the Company's Internet advertising revenues, respectively. During 2001, one client, Investor's Business Daily, accounted for 11% of the Company's total revenue and for 22% of the Company's Internet advertising revenue.

RECEIVABLES CONCENTRATION

As of December 31, 2000, three of the Company's Internet advertising clients had receivable balances in excess of 10% of the Company's gross accounts receivable; their aggregate balance at that date was $684,711, which constituted 59% of gross accounts receivable.

As of December 31, 2001, one of the Company's Internet advertising clients had a balance in excess of 10% of the Company's gross accounts receivable; its aggregate balance at that date was $116,730, which constituted 47% of gross accounts receivable. The Company has reserved 100% of the receivable from this customer as uncollectible.

NOTE 13 - BAD DEBT EXPENSE

In 2000, the Company recognized a loss of $546,112 on advertising accounts receivable that the Company deemed uncollectible, largely because of the developments at that time in the online advertising industry, such as high rates of failure of companies in the industry, declining revenues, and lack of demand.

                               eACCELERATION CORP.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

In the year 2001, the Company recognized bad debt expense on its advertising accounts receivable in the amount of $149,418, for the same reasons described above, as the decline in the online advertising industry continued. However, the Company also recovered amounts owed to it from previously-written-off accounts receivable in the amount of $259,790, amounts which were booked as reductions to the bad debt expense account, and which offset the expense recognized for the year.

NOTE 14 - IMPAIRMENT OF INVESTMENT

In October 2000, the Company entered into a securities purchase agreement with Contera Corporation ("Contera"), whereby the Company purchased 10,000 shares of Contera's common stock for $50,000, and received warrants to purchase 100,000 shares of Contera's common stock at an exercise price of $5.00 per share. The Company received the right to purchase a second set of 10,000 shares of Contera's common stock and a second set of warrants to purchase 100,000 shares of Contera's common stock under the same terms and conditions as the initial sale. In 2000, the Company impaired $45,000 of the original $50,000 investment due to financial difficulties of Contera.

In 2001, the Company purchased an additional 7,000 shares of Contera common stock for $35,000, and received warrants to purchase 70,000 shares of Contera's common stock at $5.00 per share. The Company impaired the remainder of the balance in the investment in 2001 due to financial difficulties experienced by Contera and the death of a key member of Contera's management. The Company does not expect to recover any of its investment in Contera.

NOTE 15 - SUBSEQUENT EVENTS

SOURCENEXT AGREEMENT

In January 2002, the Company entered into a new agreement with Sourcenext Corporation, the exclusive distributor of the Company's products in Japan, which replaced the previous agreement with Sourcenext that would have otherwise expired in May 2002. This new contract, which was effective January 7, 2002, supercedes the previous contract and states that all financial obligations to either party under the previous contract have been deemed satisfied as of the date of this agreement. This new agreement grants Sourcenext the exclusive right to reproduce, display, license and sub-license to third parties in Japan, all of the Company's intellectual and proprietary rights in its software products produced under the contract in exchange for guaranteed, consecutive, monthly payments of $150,000, from which a 10% tax is withheld by Sourcenext. The monthly payments are payable in advance by the 7th of each month. The agreement does not have a fixed termination date, but is cancelable by either party at any time after May 31, 2002, by giving three months prior notice to the other party.

NOTES PAYABLE TO STOCKHOLDERS

In January 2002, the Company borrowed an additional $179,000 from the Company's two stockholders, under two notes payable, to provide additional liquidity for the Company and to be used for working capital. These two notes are covered by the provisions of the Letter discussed in Note 7.

LONG-TERM LOAN FOR PURCHASE OF EQUIPMENT

In February 2002, the Company borrowed $52,500 from the local bank referred to in Note 6 above to fund the purchase of certain computer equipment in connection with the development of the Company's eAnthology online subscription service. The loan accrues interest at 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest installments of $1,645. The loan agreement contains certain covenants, which are substantially the same as the covenants contained in the loan agreement discussed in Note 6 above, including the covenant forbidding assumption of debt to any party without written consent from the bank, and the maintenance of insurance covering the aforementioned computer equipment, as well as the rest of the Company's property. The loan
                               eACCELERATION CORP.

is secured by substantially all the assets of the Company and is personally guaranteed by the Company's two stockholders.

CAPITAL CONTRIBUTION

In March 2002, the Company's two stockholders contributed $40,000 of additional paid-in capital to the Company in the form of cash. This capital contribution was utilized for working capital.

ADOPTION OF 2002 EQUITY INCENTIVE PLAN

In March 2002, the Company's two stockholders approved the eAcceleration Corp. 2002 Equity Incentive Plan. Under the terms of the 2002 Equity Incentive Plan, the Company's Board of Directors or a committee thereof may grant stock options, stock bonuses, restricted stock, stock appreciation rights, performance grants and other types of awards to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). The options will generally vest over a period of 10 years from the date of grant. The maximum number of shares of common stock that initially may be issued under the 2002 Equity Incentive Plan is 5,000,000. No options or other awards have been granted under this Plan.

NOTE 16 - GOING CONCERN AND LIQUIDITY

The Company experienced net losses during the years ended December 31, 2000 and 2001 in the amounts of $(1,374,564) and $(753,176) respectively, and as of December 31, 2001, had a stockholders' deficiency and a working capital deficiency of $(821,339) and $(752,895), respectively. Our accountants have issued an explanatory paragraph which raises substantial doubt about the Company's ability to continue as a going concern.

COMPANY'S PLANS

The Company believes that these losses are primarily attributable to the significant decline in its advertising revenues, which is consistent with the overall decline in online advertising prices and demand for those services industry-wide. The Company expects to reduce its future losses by generating revenues from the eAnthology online subscription service, but there is no assurance that the revenue generated by the eAnthology service will be sufficient to remedy the Company's cash flow deficiencies, or that the Company will not continue to incur losses. The Company has utilized a number of measures to curb or offset the negative cash flow from operations caused by the decline in online advertising revenues. These measures include:

- Development of the eAnthology online subscriber base as an additional means of distributing some or all of the internally-produced software for a fee;

- Negotiation of a new contract with the Japanese distributor, Sourcenext, with whom the Company has agreed to continue licensing its products for distribution in Japan in exchange for fixed monthly payments of $150,000;

- Settlements with the largest advertising customers, tighter credit-granting policies and aggressive collection efforts, in order to maximize the amount of cash collected on receivables;

- Settlements with the largest vendors, especially advertising vendors to whom large, past-due balances are owed; and

- Stockholder loans for an aggregate of $404,000 under several long-term notes payable, and capital contributions in the amount of $40,000, to meet current operating expenses.

                               eACCELERATION CORP.

If the Company requires additional funds for operations, the Company believes that its stockholders will provide additional funding, if it is unable to obtain financing independently. However, there is no assurance that such additional funding from the stockholders will be available when needed, especially in light of restrictions on third-party borrowings imposed by the Company's agreements with its bank.

In addition to the above, the Company borrowed $275,000 in June 2001 under a promissory note from a local bank to use for working capital (see Note 6), and recently borrowed $52,500 for purchases of equipment to support the eAnthology online subscription (See Note 15). These two loans contain restrictive covenants which affect the Company's ability to borrow money from third parties, including stockholders (see Notes 6 and 7). There is no assurance that the measures taken by the Company and described above will have a positive impact on the Company's cash flow, financial position or results of operations.

NOTE 17- FOURTH QUARTER ADJUSTMENT

In March and April 2001, the Company cancelled certain stock options at the election of the non-employee option holders. At the time of such cancellations, the Company reversed all previously recorded expense from the amortization of such options and did not record any expense for the three-month periods ended March 31, 2001 or June 30, 2001, with respect to the cancelled options. At December 31, 2001, the Company recorded a charge to compensation expense totaling $231,280 to appropriately reflect the effects in 2001 of the cancellation of the options. Had the expense been recorded during the first and second quarters, relevant disclosure in the statement of operations for such periods would have been presented as follows:

                                        AS ORIGINALLY
                                           REPORTED             AS CORRECTED
                                        -------------           ------------
THREE MONTHS ENDED MARCH 31, 2001
Cost of internet revenues               $  629,966              $  689,448
Cost of licensing revenues              $  299,543              $  356,738
General and administrative              $  353,092              $  380,545
Loss from operations                    $   27,784              $ (116,346)
Net income (loss)                       $   27,673              $ (116,457)
Net income (loss) per share             $     -                 $     -

THREE MONTHS ENDED JUNE 30, 2001
Cost of internet revenues               $  476,348              $  507,726
Cost of licensing revenues              $  268,961              $  306,756
General and administrative expenses     $  211,777              $  229,754
Loss from operations                    $ (363,646)             $ (450,796)
Net loss                                $ (364,189)             $ (451,339)
Net loss per share                      $    (0.01)             $    (0.01)


The following is a summary of the Company's quarterly results of operations data, for each of the quarters in the year ended December 31, 2001, reflecting the fourth quarter adjustment set forth above:

                                        2001 Quarterly Periods Ended

                           March 31       June 30       September 30       December 31       Total
                           --------       -------       ------------       -----------       -----

Total revenues             $ 1,310,385    $   593,440    $  840,670         $   489,064     $ 3,233,559
Total costs and expenses   $ 1,426,731    $ 1,044,236    $  744,424         $ 1,014,003     $ 4,229,394
Income (loss) before
   extraordinary item      $  (116,457)   $  (451,339)   $   90,355         $  (588,178)    $(1,065,619)
Extraordinary item         $      -       $      -       $  294,178         $    18,265     $   312,443
Net income (loss)          $  (116,457)   $  (451,339)   $  384,533         $  (569,913)    $  (753,176)
Loss per share before
   extraordinary item      $      -       $    (0.01)    $     -            $     (0.02)    $     (0.03)
Extraordinary item per
   share                   $      -       $      -       $     0.01         $      -        $      0.01
Net income (loss)
   per share               $      -       $     (0.01)   $     0.01         $     (0.02)    $     (0.02)

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

     The following persons are our current executive officers and directors:

Name                      Age   Position
----                      ---   --------

Clint Ballard             39    president, chief executive officer and director

Diana T. Ballard          45    chairman of the board, secretary and treasurer

E. Edward Ahrens          54    chief financial officer

Edward P. Swain, Jr.      66    director

William E. Hoke           63    director

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

     E. EDWARD AHRENS has been our chief financial officer since February 2000. Mr. Ahrens has been self employed as a certified public accountant from October 1993 through the present, and in this capacity has been our regular accountant, providing accounting and controller functions to us since 1995. Mr. Ahrens continues to maintain his accounting practice on a part-time basis, while devoting a majority of his time to his position as our chief financial officer. Mr. Ahrens received a bachelor degree in business administration -- banking and finance, from the University of North Texas in 1971.

     EDWARD P. SWAIN, JR. has been a director since August 2000 and served as consultant to us from September 1999 through August 2000. Mr Swain is currently self-employed as a consultant and served as president and chief executive officer of P T Holdings Corporation from January 1992 to February 2002. From January 1992 through December 1997, he also served as president, chief executive officer and director of Port Townsend Paper Corporation, as well as chairman of the board of that company from December 1997 to December 1998. Additionally, he has served as a director and chairman of the audit committee of Fibermark, Inc. since 1998. Mr. Swain has served as an advisory board member of Interactive Financial Services Group since January 2002, where he served as director from December 1998 to January 2002, and he is also a member of the board of trustees, chairman of the finance committee, member of the executive committee and treasurer of the Museum of Flight in Seattle, Washington. Mr. Swain received a B.A. from Williams College in 1957 and a LLb from Harvard Law School in 1964.

     WILLIAM E. HOKE has been a director since August 2000. Mr. Hoke has been self-employed from January 1996 through the present, serving as president of Hoke Consulting. Mr. Hoke's firm on occasion provides us with advertising and public relations services. He is the volunteer chair of the Kitsap United Way marketing committee and served on the board of the Kitsap County Economic Development Council between 1996 and 1998.

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

         Our board of directors is elected annually by our stockholders. Edward
P. Swain, Jr. and William E. Hoke have served as our non-employee directors since August 2000. In 2000, directors received no cash compensation for their services to us as directors, but were reimbursed for expenses actually incurred in connection with attending meetings of the board of directors and shall continue to receive any such reimbursements in 2001. Our non-employee directors began receiving payments of $500 per fiscal quarter in March 2001. Members of the board of directors are eligible to participate in ASIC's 1999 stock option plan.

         In November 2001, Edward P. Swain, Jr. and William E. Hoke were designated to serve as members of our audit committee. The audit committee is responsible for overseeing our management's conduct in the financial reporting process, including reviews of our annual, quarterly and other financial reports and our systems of internal accounting and financial controls. The audit committee recommends the engagement of our independent certified public accountants. In discharging its oversight role, the audit committee is empowered to meet and discuss with our management and independent auditors the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of our financial reports.

         We currently have no compensation committee or nominating committee.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2001 fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following summary compensation table sets forth, for the three years ended December 31, 2001, the cash and other compensation paid to Clint Ballard, our president and chief executive officer, and Diana T. Ballard, our chairman of the board, secretary and treasurer. No other individual served as an executive officer of our company during 2001 whose total compensation, for services rendered during 2001, was $100,000 or more.

                                                  SUMMARY COMPENSATION TABLE
                                                       Annual compensation
                                    --------------------------------------------
Name and
principal position                  Year             Salary           Bonus**
                                    ----             ------           -------

Clint Ballard                       2001         $  104,000        $  150,000
  President and chief               2000            104,000                 0
  executive officer                 1999            104,000           194,929

Diana T. Ballard                    2001         $  104,000 *      $        0
 Chairman of the board,             2000            104,000 *               0
   secretary and treasurer          1999            104,000 *         194,929

------------
* In 1999 and 2000, we paid Ms. Ballard no salary. The estimated annual value of her services is $104,000. Accordingly, Ms. Ballard is deemed to have earned $104,000 in 1999 and 2000, and we accounted for this amount as contributed capital with a corresponding charge to our operations in such years. The amount shown for 2001 represents actual salary paid to her.

**Bonuses listed on the table for 1999 represent S-corporation distributions. Bonuses in 2001 represent actual cash bonuses.

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

         Each of these agreements, as amended, becomes effective upon the closing of any investment of at least $1 million by any investor or investors in a private placement of our securities or the commencement of a public trading market for our common stock, expires on the fifth anniversary of such triggering event and contains restrictions on the employee engaging in competition with us for the term of the employment agreement and for one year after the term, and provisions protecting our proprietary rights and information. Each agreement also provides for the payment to the employee of a lump sum equal to three times the average of the employee's annual compensation for the prior five years, less $1.00, upon his or her termination in the event of a "change in control" of eAcceleration, which is defined in the agreements to mean any of the following:

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

INDEMNIFICATION AGREEMENTS

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of our common stock as of March 1, 2002 of:

     - each person known by us to beneficially own 5% or more of the shares of outstanding common stock;

     -    each of our executive officers and directors; and

     -    all of our executive officers and directors as a group.

Except as otherwise indicated:

     - all shares are beneficially owned, and investment and voting power is held, by the persons named as owners; and

     - the address for each beneficial owner listed on the following table is eAcceleration Corp., 1050 NE Hostmark Street, Suite 100B, Poulsbo, Washington 98370

                                              Amount of
       Name of                               common stock               Percentage ownership
   beneficial owner                       beneficially owned               of common stock
----------------------                  ----------------------         -----------------------
Clint Ballard (1)                             34,300,000                        100%
Diana T. Ballard (1)                          34,300,000                        100%
E. Edward Ahrens                                       0                           *
Edward P. Swain, Jr.                                   0                           *
William E. Hoke                                        0                           *
All officers and directors
as a group (5 persons)                        34,300,000                        100%
-------------------
* Less than one percent

         (1) The shares beneficially owned by Clint Ballard include 17,150,000 shares owned by his wife, Diana T. Ballard, and the shares beneficially owned by Diana T. Ballard include 17,150,000 shares owned by Clint Ballard.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March 2002, our two stockholders, Clint Ballard, our president and a director and Diana T. Ballard, our chairman of the board, made a capital contribution of an aggregate of $40,000, which was used for working capital.

         During November and December 2001, and January 2002, we borrowed an aggregate of $404,000 from our two stockholders under various notes payable. These notes all are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum. Because these notes violated a covenant in the loan agreements with our bank, Mr. and Ms. Ballard entered into a subordination agreement with the bank with respect to these notes, which specified that such notes would hold secondary priority in the event of the liquidation or dissolution of our company. The covenant violation was cured upon the execution of the subordination agreement; however, the loan covenants restrict further borrowing from our stockholders, or any other third party, without the express written consent of the bank.

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

         In September 1999, we granted options to purchase 50,000 shares of our common stock to our current director and former consultant, Edward P. Swain, Jr. These options had an exercise price of $5.31 per share and were scheduled to vest in equal installments over a five-year period. In March 2001, the options granted to Mr. Swain were voluntarily cancelled by him.

         In October 1999, we granted options to Shane H. Traveller, our former chief financial officer, to purchase 150,000 shares of common stock. In February 2000, Mr. Traveller resigned as our chief financial officer and entered into a severance, settlement and general release agreement with us. Under this agreement, Mr. Traveller agreed to provide consulting services to us in exchange for certain monetary payments, including a payment of $22,300 if and when our common stock becomes publicly traded. Additionally, he retained options to purchase 10,000 shares of his original 150,000 option grant. These options currently have an exercise price of $5.31 per share and will become fully vested and exercisable upon our common stock becoming publicly traded at some future date. All other options granted to Mr. Traveller have been cancelled.

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

Dated: March 29, 2002                         eAcceleration Corp.


                                  By: /s/Clint Ballard
                                      ---------------------------------------
                                                  Clint Ballard
                                       President and Chief Executive Officer


                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on March 29, 2002 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Clint Ballard, with full power of substitution, his/her true and lawful attorney-in-fact and agent to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which he may deem necessary or advisable to enable eAcceleration Corp. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


/s/ Clint Ballard                President, Chief Executive Officer and Director
-------------------------------- (Principal Executive Officer)
       Clint Ballard



/s/ E. Edward Ahrens             Chief Financial Officer
-------------------------------- (Principal Accounting Officer)
     E. Edward Ahrens



/s/ Diana T. Ballard             Chairman of the Board, Secretary and Treasurer
--------------------------------
      Diana T. Ballard


/s/ Edward P. Swain, Jr.         Director
--------------------------------
     Edward P. Swain, Jr.


/s/ William E. Hoke              Director
--------------------------------
      William E. Hoke

                                  EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
------     ----------------------

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

Exhibit
Number     Description of Exhibit
------     ----------------------

10.17 Form of Lock-in Agreement among the Registrant, Clint Ballard and Diana T. Ballard (Incorporated by reference to Exhibit 10.13 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on February 16, 2000).
10.18      Termination Agreement among the Registrant, Clint Ballard and Diana
           T. Ballard with respect to the Lock-in Agreement among such parties (Incorporated by reference to Exhibit 10.18 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000).
10.19      Stockholders Agreement among the Registrant, Clint Ballard and Diana
           T. Ballard (Incorporated by reference to Exhibit 10.14 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on February 16, 2000).
10.20      Termination Agreement among the Registrant, Clint Ballard and Diana
           T. Ballard with respect to the Stockholders Agreement among such parties (Incorporated by reference to Exhibit 10.20 to the Company's annual report on Form 10-KSB for the fiscal year ended December 31,
           2000).
10.21 Distribution Agreement between Registrant and Sourcenext Corporation (Incorporated by reference to Exhibit 10.20 to Amendment No. 3 to the Company's Registration Statement on Form SB-2 (Registration
           Number 333-90867), filed with the Commission on May 23, 2000).
10.22 Promissory Note, dated June 21, 2001, by Acceleration Software International Corporation in favor of Silverdale State Bank (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2001).
10.23 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of eAcceleration Corp. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2001).
10.24 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of Acceleration Software International Corporation. (Incorporated by reference to
           Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2001).
10.25 Promissory Note of the Registrant in favor of Clint Ballard, dated November 8, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001).
10.26 Distribution Agreement between the Registrant and Sourcenext Corporation, dated January 7, 2002.
10.27 Promissory note of the Registrant in favor of Clint Ballard, dated December 20, 2001.
10.28 Promissory note of the Registrant in favor of Clint Ballard, dated January 3, 2002.
10.29 Promissory note of the Registrant in favor of Clint Ballard, dated January 31, 2002.
10.30 Change in Terms Agreement, dated December 13, 2001, by Acceleration Software International Corporation in favor of American Marine Bank dba Silverdale Bank.
10.31 Promissory Note, dated February 15, 2002, by eAcceleration Corp. in favor of American Marine Bank dba Silverdale Bank.
10.32 Commercial Security Agreement, dated February 15, 2002, by eAcceleration Corp. in favor of American Marine Bank dba Silverdale Bank.
10.33 Subordination agreement among Silverdale State Bank, eAcceleration Corp. and Clint Ballard.
21.1       List of Subsidiaries