Form 10QSB
period 2002-03-31
EACCELERATION CORP
filed 2002-05-14
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         1050 NE HOSTMARK STREET, SUITE 100B, POULSBO, WASHINGTON 98370
                    (Address of principal executive offices)

                                 (360) 697-9260
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,300,000 shares of Common Stock, as of May 1, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2001
   and March 31, 2002 (unaudited)......................................        3
Condensed consolidated statements of operations for the three
   months ended March 31, 2001 (as restated) and 2002 (unaudited)......        4
Condensed consolidated statements of cash flows for the three
   months ended March 31, 2001 (as restated) and 2002 (unaudited)......        5
Notes to condensed consolidated financial statements (unaudited).......        6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.....................................       13

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................       20
Item 2.  Changes in Securities and Use of Proceeds.....................       20
Item 3.  Defaults upon Senior Securities...............................       20
Item 4.  Submissions of Matters to a Vote of Security Holders..........       20
Item 5.  Other Information.............................................       20
Item 6.  Exhibits and Reports on Form 8-K..............................       20

SIGNATURES.............................................................       21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 December 31,      March 31,
                                                                                     2001            2002
                                                                                -------------    -------------
                                                                                                  (unaudited)
Current assets:
   Cash                                                                         $    121,031     $     12,484
   Accounts receivable, net of allowance for doubtful
       accounts of $149,035 and $149,035, respectively                                99,121           41,351
                                                                                -------------    -------------
        Total current assets                                                         220,152           53,835

Property and equipment, net                                                           75,406          118,252
Patents and trademarks, net                                                           72,550           68,139
Other assets                                                                           8,600            8,600
                                                                                -------------    -------------

                                                                                $    376,708     $    248,826
                                                                                =============    =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                             $    526,894     $    347,395
   Accrued liabilities                                                               171,153          121,049
   Short-term note payable                                                           275,000          275,000
   Current portion of long-term note payable                                            -              16,227
   Deferred revenue                                                                     -             128,595
   Notes payable to stockholders                                                        -             404,000
                                                                                -------------    -------------
      Total current liabilities                                                      973,047        1,292,266
                                                                                -------------    -------------

   Notes payable to stockholders                                                     225,000             -
   Long-term note payable                                                               -              34,978
                                                                                -------------    -------------

     Total liabilities                                                             1,198,047        1,327,244
                                                                                -------------    -------------

Commitments and contingencies                                                           -                -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,300,000 shares issued and outstanding                                          3,430            3,430
   Additional paid-in capital                                                        685,559          738,406
   Accumulated deficit                                                            (1,510,328)      (1,820,254)
                                                                                -------------    -------------
      Total stockholders' deficit                                                   (821,339)      (1,078,418)
                                                                                -------------    -------------

                                                                                $    376,708     $    248,826
                                                                                =============    =============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      Three Months Ended
                                                                            March 31,
                                                              ---------------------------------
                                                                   2001                2002
                                                              -------------       -------------
                                                              (as restated)
                                                                         (unaudited)
Revenues:
     Internet advertising                                     $    785,385        $    123,385
     License                                                       525,000             450,000
     Online subscriptions                                             -                   -
                                                              -------------       -------------
                                                                 1,310,385             573,385
                                                              -------------       -------------

Costs of revenues:
     Internet advertising                                          689,448             200,386
     Licensing                                                     356,738             303,772
     Online subscriptions                                             -                191,454
                                                              -------------       -------------
                                                                 1,046,186             695,612
                                                              -------------       -------------

Gross profit (loss)                                                264,199            (122,227)
                                                              -------------       -------------

General and administrative (expenses)                              380,545             172,794
                                                              -------------       -------------

Loss from operations                                              (116,346)           (295,021)
                                                              -------------       -------------

Other expense                                                         (111)            (18,410)
                                                              -------------       -------------

Loss before extraordinary items                                   (116,457)           (313,431)

Extraordinary item---gain on settlement
    of accounts payable                                               -                  4,156
                                                              -------------       -------------

Net Loss                                                      $   (116,457)       $   (309,275)
                                                              =============       =============

Basic and diluted per-share information:
     Loss before extraordinary item                           $       -           $      (0.01)
     Extraordinary item                                               -                   -
                                                              -------------       -------------
     Net Loss                                                 $       -           $      (0.01)
                                                              =============       =============

Weighted average shares outstanding --
   Basic                                                        34,300,000          34,300,000
                                                              =============       =============
   Diluted                                                      34,300,000          34,300,000
                                                              =============       =============





     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                          March 31,
                                                              ---------------------------------
                                                                 2001                 2002
                                                              -------------       -------------
                                                              (as restated)
                                                                         (unaudited)
Cash flows from operating activities:
Net loss                                                      $   (116,457)      $    (309,275)
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Depreciation and amortization                                16,381              14,650
       Amortization of stock options issued                         46,947              12,847
       Extraordinary gain on settlement of accounts payable           -                 (4,156)
       Changes in operating assets and liabilities:
         Accounts receivable                                       557,889              57,770
         Prepaid insurance                                           4,062                -
         Other current assets                                        2,715                -
         Accounts payable                                         (470,549)           (175,343)
         Other current liabilities                                   6,465             (50,105)
         Deferred revenue                                             -                128,595
                                                              -------------       -------------
       Net cash provided by (used in) operating activities          47,453            (325,017)
                                                              -------------       -------------

Cash flows from investing activities:
       Purchases of equipment                                       (2,873)            (53,084)
                                                              -------------       -------------
         Net cash used in investing activities                      (2,873)            (53,084)
                                                              -------------       -------------

Cash flows from financing activities:
       Payments on long-term account payable                       (42,001)               -
       Return of restricted cash to subscribers
         in connection with initial public offering                774,985                -
       Payments on liability due to subscribers                   (774,985)               -
       Proceeds from long-term note payable                           -                 52,500
       Proceeds from loan payable to stockholders                     -                179,000
       Payments on long-term note payable                             -                 (1,295)
       Capital contribution by stockholders                           -                 40,000
       Distribution to shareholders                                 (2,920)               (651)
                                                              -------------       -------------
         Net cash (used in) provided by financing activities       (44,921)            269,554
                                                              -------------       -------------

Net decrease in cash                                                  (341)           (108,547)
Cash at beginning of period                                        350,607             121,031
                                                              -------------       -------------

Cash at end of period                                         $    350,266        $     12,484
                                                              =============       =============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $       -           $      9,529
                                                              =============       =============




     See accompanying notes to condensed consolidated financial statements.

                               eACCELERATION CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, HISTORY AND BASIS OF PRESENTATION

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

The Company is a provider and licensor of proprietary software that is distributed both through the Internet and via a distributor in Japan. In the past, the Company produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with its software. The Company is not actively pursuing this type of business in 2002 due to a continuing decline in the online advertising industry. Currently, the Company is developing a subscriber base for its "eAnthology" subscription service as an additional means of distributing some or all of its internally-produced software.

eAnthology is an online subscription service that provides many different computer applications including the Company's software product line, to consumers. All components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. eAnthology is not defined by any one application, and its nature and content is expected to expand and evolve over time as the needs of the users change. The Company began selling this service in late December 2001.

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

INTERIM DISCLOSURES

The information as of March 31, 2002, and for the three months ended March 31, 2001 and 2002, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three months ended March 31, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

REVENUE RECOGNITION

Revenues are recognized by the Company as set forth in Note 2 to the consolidated financial statements of the Company appearing in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

                               eACCELERATION CORP.

The Company began selling its eAnthonlogy online subscription service in late December 2001. The Company's subscription-based revenue is subject to an unconditional right of refund for the life of the subscriptions sold. In light of the Company's limited historical experience with this service, revenue from these subscriptions is deferred and recognized when the refund right lapses, provided that all other revenue recognition criteria have been met. Management believes its revenue recognition practices for subscription revenues are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists" and Statement of Position No. 97-2, "Software Revenue Recognition." The Company deferred $128,595 of subscription-based revenue during the first quarter of 2002.

RESTATEMENT

The information for the three months ended March 31, 2001 has been restated to reflect the adjustments to compensation expense recognized on stock options, as disclosed in Note 17 to the financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2001.

RECLASSIFICATIONS

In addition to the above-mentioned restatement, certain reclassifications have been made to the 2001 condensed consolidated financial statements and related notes to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders' deficit.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement replaces SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." However, it retains the fundamental provisions of SFAS No. 121 for recognition and measurement of the impairment of long-lived assets to be held and used, and for measurement of long-lived assets to be disposed of by sale. This statement applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. This statement requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. The Company has adopted this statement as of January 1, 2002. The impact of this statement on the Company's financial statements was immaterial.

NOTE 2 - EARNINGS PER SHARE

The table set forth below reconciles the components of the basic net income per share calculation to the components of the diluted net income per share calculation.

                                                                               March  31,
                                                                  -----------------------------------
                                                                       2001                  2002
                                                                  -------------         -------------
          Weighted average shares outstanding - basic               34,300,000            34,300,000
          Effect of dilutive stock options                              -                     -
                                                                  -------------         -------------
          Weighted average shares outstanding - diluted             34,300,000            34,300,000
                                                                  =============         =============

Since the Company reported net losses for the three months ended March 31, 2001 and 2002, stock options have been excluded from the calculation of the weighted average shares outstanding, as their effects are anti-dilutive. Had the Company shown net income for the three months ended March 31, 2001 and 2002, the dilutive effect of the stock options would have been an additional 39,015 and 29,991 shares, respectively.

                               eACCELERATION CORP.

NOTE 3 - LONG-TERM CONTRACTS

SOURCENEXT CORPORATION

The Company is a party to a distribution agreement with Sourcenext Corporation, the exclusive distributor of the Company's products in Japan. Prior to January 2002, the Company's agreement with Sourcenext provided for 24 consecutive monthly payments of $75,000 which began in June 2000. The Company recorded revenues based on the fixed payments of $75,000 monthly, with the revenues for each software product recorded upon delivery. The Company was to receive an additional $75,000 per product delivered by the Company under the terms of the agreement, up to 24 such products, during the same 24-month period. This contract was scheduled to expire in May 2002.

In January 2002, the Company entered into a new agreement with Sourcenext, which replaced the previous agreement with such company. This new contract, which was effective January 7, 2002, superceded the previous contract and states that all financial obligations to either party under the previous contract are deemed satisfied as of the date of this agreement. This new agreement grants Sourcenext the exclusive right to reproduce, display, license and sub-license to third parties in Japan, all of the Company's intellectual and proprietary rights in its software products produced under the contract in exchange for fixed, consecutive, monthly payments of $150,000, from which a 10% tax is withheld by Sourcenext. The monthly payments are payable in advance by the 7th of each month. The agreement does not have a fixed termination date, but is cancellable by either party at any time after May 31, 2002, by giving three months prior notice to the other party. The Company recorded $450,000 in revenues under this contract during the first quarter of 2002. The Company has not received notice of Sourcenext's intent to cancel this contract.

NOTE 4 - NOTES PAYABLE TO BANK

SHORT-TERM NOTE PAYABLE

On June 21, 2001, the Company's subsidiary, ASIC, borrowed $275,000 from a local bank, which was due to mature on December 15, 2001 pursuant to a promissory note. On December 13, 2001, the bank renewed this promissory note, extended the maturity date to June 15, 2002, and removed the demand payment provision. The note requires monthly payments of interest accrued at 8.5% per annum, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. Upon an event of default, including the failure to pay the loan at maturity, the bank may, at its option, increase the interest rate on the loan by five percentage points. The note requires the Company to comply with various covenants, including production of quarterly financial statements, an annual audit, assumption of no debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and of the Company, and is personally guaranteed by the Company's stockholders. The Company utilized the amount borrowed under this note for working capital.

                               eACCELERATION CORP.

LONG-TERM LOAN FOR PURCHASE OF EQUIPMENT

In February 2002, the Company borrowed an additional $52,500 from the local bank referred to above to fund the purchase of certain computer equipment in connection with the development of the Company's eAnthology online subscription service. The loan accrues interest at 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest installments of $1,645. The loan agreement contains certain covenants, which are substantially the same as the covenants contained in the loan agreement discussed above, including a covenant prohibiting assumption of debt to any party without written consent from the bank, and the maintenance of insurance covering the aforementioned computer equipment, as well as the rest of the Company's property. The loan is secured by substantially all the assets of the Company and is personally guaranteed by the Company's two stockholders.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

In November and December 2001 and January 2002, the Company borrowed an aggregate of $404,000 from the Company's two stockholders, under various promissory notes, to provide additional liquidity for the Company and to be used for working capital. These notes are payable on demand, and interest is payable monthly on the outstanding balance at 10% per annum. It is the intention of the stockholders to not seek repayment on these notes before December 31, 2002. This debt is subordinate to all debts due to the local bank referred to in Note 4.

NOTE 6 - DISTRIBUTIONS TO STOCKHOLDERS

During the 2002 first quarter, the Company's two stockholders received distributions in the aggregate amount of $651. During the 2001 first quarter, distributions to such stockholders were made in the aggregate amount of $2,920.

NOTE 7 - CAPITAL CONTRIBUTION

In March 2002, the Company's two stockholders contributed $40,000 of additional paid-in capital to the Company in the form of cash. This capital contribution was utilized for working capital.

NOTE 8 - EQUITY INCENTIVE PLAN

In March 2002, the Company's stockholders approved the eAcceleration Corp. 2002 Equity Incentive Plan. Under the terms of the 2002 Equity Incentive Plan, the Company's Board of Directors or a committee thereof may grant stock options, stock bonuses, restricted stock, stock appreciation rights, performance grants and other types of awards to employees, consultants and others who perform services for the Company at such prices as may be determined by the Board of Directors (which price may be no less than 85% of the fair market value of the common stock on the date of grant in the case of nonqualified stock options). The options will generally vest over a period of 10 years from the date of grant. The maximum number of shares of common stock that initially may be issued under the 2002 Equity Incentive Plan is 5,000,000. No options or other awards have been granted under this plan.

                               eACCELERATION CORP.

NOTE 9 - SEGMENT DATA

The Company's operations in the 2001 first quarter were divided into two primary segments, internet advertising and software licensing. During the first quarter of 2002, the Company decreased its emphasis on internet advertising due to continued declining revenues in that industry, and focused its efforts on increasing its subscription revenue from sales of its eAnthology subscription service. However, due to the Company's method of recognizing revenues on the eAnthology subscription only after the expiration of the right of refund, which is in accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," the Company did not recognize any revenues from the eAnthology subscription in the first quarter of 2002, as discussed in Note 1.

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

The following table pertains to the Company's operating segments:

                                                                  Online
                            Internet                           Subscription                           Consolidated
Reported segments:          Services          Licensing          Services             Operations          Total
                         ---------------     -----------      ---------------      ----------------   -------------
Revenues:
March 31, 2001           $   785,385           525,000              -                     -           $ 1,310,385
March 31, 2002           $   123,385           450,000              -                     -           $   573,385

Gross profit (loss):
March 31, 2001           $    95,937           168,262              -                     -           $   264,199
March 31, 2002           $   (77,001)          146,228          (191,454)                 -           $  (122,227)

A reconciliation of total operating segment gross profit to total net loss before extraordinary items for the three months ended March 31, 2001 and 2002 is as follows:

                                                          March 31,             March 31,
                                                            2001                  2002
                                                     ----------------      ----------------
Gross profit for reportable segments                 $       264,199       $      (122,227)
Corporate general and administrative expenses               (380,545)             (172,794)
Other expense                                                   (111)              (18,410)
                                                     ----------------      ----------------
Loss before extraordinary items                      $      (116,457)      $      (313,431)
                                                     ================      ================

The Company's geographic revenue information is based on the country in which the sales originate, since all the Company's operations are located in the United States of America. Following is a table that shows the origin of our revenues for the three months ended March 31, 2001 and 2002:

                               eACCELERATION CORP.

                                                                               All Other       Consolidated
Geographic segments:                       U.S.               Asia              Foreign            Total
                                      -------------       -------------      --------------    -------------
Revenues from external customers:
March 31, 2001                        $    707,453        $   525,000        $    77,932       $  1,310,385
March 31, 2002                        $     93,914        $   459,508        $    19,963       $    573,385

No geographic segment data is shown for long-lived assets, as the Company's operations reside entirely in the United States.

SALES CONCENTRATION

During the three months ended March 31, 2001 and 2002, revenues from our largest Asian clients accounted for approximately 40% and 78% of the Company's total revenues respectively, and all of its software licensing revenues. See Note 3 for a discussion of the Company's contract with this Asian client.

During the 2001 first quarter, two Internet advertising and marketing clients, ProSTEP, Inc. and Investors Business Daily, accounted for 19% and 18% of the Company's total revenues, respectively, and 31% and 31% of the Company's Internet advertising revenues, respectively. During 2002 first quarter, no Internet advertising client accounted for at least 10% of the Company's total revenue.

RECEIVABLES CONCENTRATION

As of March 31, 2001, two of the Company's Internet advertising clients had receivable balances in excess of 10% of the Company's gross accounts receivable. Their aggregate balance at that date was $340,793, which constituted 56% of gross accounts receivable.

As of March 31, 2002, two of the Company's Internet advertising clients had a balance in excess of 10% of the Company's gross accounts receivable. Their aggregate balance at that date was $139,556, which constituted 73% of gross accounts receivable. The Company has reserved 100% of the receivable from one such customer as uncollectible.

The Company did not have any accounts receivable on the eAnthology subscription in the first quarter of 2001. During the first quarter of 2002, no single client's receivable balance totaled more than 10% of gross accounts receivable.

NOTE 10 - EXTRAORDINARY ITEM

In the first quarter of 2002, the Company settled with two advertising vendors to obtain settlements on aggregate balances of $4,506 owed to these vendors. One vendor entered into a written agreement with the Company to settle the account at a rate of 55% of the amount owed. The gain recorded upon settling with this vendor equaled $290. The other vendor entered into a verbal agreement to forgive the account payable in exchange for a donation to a non-profit organization specified by the vendor. The gain recorded upon forgiveness of this account payable was $3,866.

                               eACCELERATION CORP.

NOTE 11 - SUBSEQUENT EVENTS

In April 2002, the Company entered into a network operations center services agreement with Compass Communications, Inc. through which Compass provides certain collocation services to the Company with respect to the Company's eAnthology subscription service. Also in April 2002, the Company entered into an agreement with Cogent Communications pursuant to which Cogent provides bandwidth to the Company for use in connection with the collocation site, which is located in Seattle, Washington. These agreements have renewable terms of one year, and the Company is obligated to pay an aggregate of $3,900 per month and an installation fee of $1,750.

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

         UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE REFER TO EACCELERATION CORP. AS "WE," "US" OR "OUR".

         The following discussion should be read with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2001 annual report on form 10-KSB. All information for the three months ended March 31, 2001 in the following comparisons, has been restated to reflect the adjustments to compensation expense recognized on stock options, as disclosed in Note 17 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001.

GENERAL

         We are a provider and licensor of proprietary software that is distributed both through the Internet and via a distributor in Japan. In the past, we produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with our software. While we continue to operate the Internet marketing or advertising business in a reduced manner, we are not actively pursuing this business in 2002 due to a continuing decline in the online advertising industry. Rather, we are developing a subscriber base for our "eAnthology" online subscription service as another means of distributing some or all of our internally-produced software.

         eAnthology is an online subscription service that provides many different computer applications, including our software product line, to consumers. All components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. eAnthology is not defined by any one application, and its nature and content are expected to expand and evolve over time as the needs of our users change. We began selling this service in late December 2001.

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

CRITICAL ACCOUNTING POLICIES

     Management's discussion and analysis of its financial position and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the unaudited financial statements relate to revenue recognition.

     We began selling our eAnthonlogy online subscription service in late December 2001. We have offered a quarterly subscription-based service which is subject to an unconditional right of refund over the life of the subscription. In light of our limited historical experience with this service, revenue from these subscriptions is deferred and recognized when the refund right lapses, provided that 1) persuasive evidence of an agreement exists; 2) the services have been performed; 3) the prices are fixed and determinable and not subject to refund or adjustment; and 4) collection of the amounts due is reasonably assured. We believe our revenue recognition practices for subscription revenues are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists" and Statement of
Position ("SOP") No. 97-2, "Software Revenue Recognition." In April 2002, we began offering our quarterly and annual subscription services with a seven day right of refund. As a result, we will begin reporting revenues ratably over the applicable subscription period. We will estimate the amount of future refunds due to our customers and provide allowance for such amounts.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002

REVENUES

         Our revenues decreased $737,000, or 56%, from $1,310,385 during the 2001 first quarter, to $573,385 during the 2002 first quarter, primarily due to a decrease of $662,000, or 84%, in our Internet advertising and marketing revenues to $123,385 in the first quarter of 2002 from $785,385 in the first quarter of 2001. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000 and still continues, and which caused many Internet-related businesses, including many of our former clients, to cease operations. As a result, there are significantly fewer companies purchasing online advertising in the industry, and demand for online advertising has fallen significantly below previous levels. Further, in response to these "dot-com" failures, we have tightened our credit-granting policies, which has caused some companies to become ineligible to purchase on credit from us, and we have reduced our emphasis on this area of the business.

     Since revenue from our eAnthology subscription service is subject to an unconditional right of refund for the life of the subscriptions sold, in accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," and SOP No. 97-2, "Software Revenue Recognition," we did not recognize any revenue for eAnthology subscriptions in the first quarter of 2002. There was no eAnthology subscription revenue in the first quarter of 2001, as we did not commence selling this service until late December 2001. We deferred $128,595 of subscription revenue on eAnthology subscriptions sold in the first quarter of 2002. This deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Revenues from software licensing decreased $75,000, or 14%, from $525,000 during the 2001 first quarter to $450,000 during the 2002 first quarter. Until January 7, 2002, we recognized software license revenues in Japan from a distribution agreement with Sourcenext Corporation that has subsequently been superceded. Under the superceded agreement with Sourcenext, in addition to 24 consecutive monthly payments of $75,000, we received during such 24-month period $75,000 for each of the 24 products that we delivered under the terms of the agreement. As of January 7, 2002, we had delivered 15 products under this agreement. As of January 7, 2002, we entered into a revised agreement with Sourcenext pursuant to which we receive fixed monthly payments of$150,000, payable on the 7th of each month. This agreement has no fixed termination date, but is cancellable by either party after May 31, 2002 upon three months notice. We have not received notice of Sourcenext's intent to cancel this contract.

COST OF REVENUES

         Our cost of Internet advertising revenues decreased by $489,062, or 71%, from $689,448 during the 2001 first quarter to $200,386 during the 2002 first quarter, primarily due to lower demand and price for online advertising industry-wide, and the sharing of resources, such as personnel, facilities and equipment, in the production of both online subscription and Internet advertising revenues. Due to this slowdown in the online advertising industry, we have reduced our advertising expenditures accordingly, to compensate for reduced revenues. Nonetheless, our Internet costs were 162% of Internet revenues in the 2002 first quarter. Our Internet advertising expenses incurred in the 2001 first quarter were $342,709 and decreased by $248,607, or 73%, to $94,102 in the 2002 first quarter.

         Our cost of licensing revenues decreased by $52,966, or 15%, from $356,738 during the 2001 first quarter to $303,772 in the 2002 first quarter, primarily due to decreases in salary expenses, and a reduction in the use of outside software testers. Our licensing costs were 68% of licensing revenues in the 2002 first quarter.

         Our cost of eAnthology subscription revenues totaled $191,454 during the first quarter of 2002, compared to $0 in the first quarter of 2001. Because we did not commence selling this subscription service until late December 2001, there were no costs associated with these revenues during the first three months of 2001.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased $207,751 or 55% from $380,545 in the 2001 first quarter to $172,794 in the 2002 first quarter. This decrease is due to several factors, including a decrease in legal and accounting expense due to the termination of our public offering and a collections matter not incurred in 2002, as well as decreases in administrative and salary expenses.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the first quarter of 2001 or 2002. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $46,947 and $12,847 of compensation expense during the first quarter of 2001 and 2002, respectively, as a result of compensatory stock options issued to non-employees.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

         We experienced net losses during the first quarter of 2001 and 2002 in the amounts of $(116,457) and $(309,275), respectively. As of March 31, 2002, we had cash of $12,484, a stockholders' deficit of $(1,078,418), and a working capital deficit of $(1,238,431). Throughout 2001 and the first quarter of 2002, we did not generate sufficient cash flows from operations to support our business, but rather relied on funds provided by our stockholders and bank financings to continue in business. Our independent auditors included an explanatory paragraph in their audit report included with our annual report on Form 10-KSB for 2001 which raised substantial doubt about our ability to continue as a going concern.

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

         We have taken a number of measures to curb or offset our negative cash flow from operations. These measures include:

o Settlements with our largest customers. We entered into verbal agreements with some our largest customers who owed us material balances in an attempt to collect a discounted portion of the total amounts owed to us. These actions, along with more conservative credit-granting policies and aggressive collection efforts, are designed to maximize the amount of cash collected on our receivables. We recovered $259,790 in previously-written-off receivables in 2001 and $770 in the first quarter of 2002. There is no assurance that we will continue to collect more of our outstanding receivables with these measures in place in the future.

o Settlements with our largest vendors. We have entered into several written settlement and release agreements with some of our vendors, primarily advertising vendors, in order to significantly reduce the amounts payable to these vendors. Beginning in 2001, to date, we have recorded $316,599 in gains associated with these settlements, including a $4,156 gain in the first quarter of 2002. We may seek to settle more of our accounts payable with vendors to whom we owe material balances; however, there is no assurance that we will be successful in negotiating any such settlements nor that the terms of such settlements will be favorable to us.

o Development of the eAnthology online subscriber base. We are developing a subscriber base for our eAnthology subscription service as an additional means of distributing some or all of our internally-produced software for a fee. There is no assurance that we will be successful in marketing or distributing such a service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate positive cash flow.

o Negotiation of a new contract with our Japanese distributor. In January 2002, we entered into a new distribution contract with Sourcenext, our Japanese distributor, in which payments are made monthly for a fixed amount of $150,000, rather than a significant portion of the payments being dependent on the completion of products. If we are successful in producing products to the satisfaction of Sourcenex under this contract, it could provide a significant portion of the cash flows required for daily operations on a more consistent basis; however, there is no assurance that we will be able to produce software satisfactory to our Japanese distributor as required by this contract. If either party terminates this contract, there would be a material adverse effect on our financial position, results of operations and cash flows.

o Stockholder financing. To date, our two stockholders have loaned us an aggregate of $404,000 to meet current operating expenses under several promissory notes, and have made a capital contribution of $40,000. If we require additional funds for operations, we believe that our stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our stockholders will be available when needed, especially in light of restrictions on third-party borrowing imposed by agreements with our bank.

o Outside financing. Management is considering seeking additional financing through one or more debt, equity or convertible securities offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms, this will likely have an adverse effect on our cash flows, financial position and results of operations.

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         In June 2001, ASIC, our wholly owned subsidiary, borrowed $275,000 from a local bank. Under the related short-term promissory note, the outstanding principal accrues interest at an annual rate of 8.5%. On December 13, 2001, the bank renewed this promissory note, extended the maturity date to June 15, 2002, and removed the demand payment provision. The note requires monthly payments of interest accrued, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. Upon an event of default, including the failure to pay the loan at maturity, the bank may, at its option, increase the interest rate on the loan by five percentage points. The note requires us to comply with various covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and our assets, and is personally guaranteed by our two stockholders. We utilized the amount borrowed under this note for working capital.

         During November and December 2001, and January 2002, we borrowed an aggregate of $404,000 from our two stockholders under various promissory notes to provide us with additional working capital. These notes are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum. The notes violated the loan covenant referred to above regarding creation of debt to third parties without the bank's consent. In order to remedy this covenant violation, our stockholders were required to sign a subordination letter with respect to these notes, which specified that the stockholders' notes would hold secondary priority in the event of the liquidation or dissolution of our company. The subordination letter also specified that the bank reserves the right to restrict repayments of interest and principal on debts owed to our stockholders, if, in the opinion of the bank, such repayments to our stockholders would jeopardize our ability to service our debt to the bank, and requires us to obtain the bank's written consent in order to make repayments on such debts to our stockholders.

         As of March 31, 2002, we were in compliance with the provisions of the bank loan. The bank did not make demand for payment on the balance of our loans and did not increase the interest rate on the loan. The bank verbally required that we repay at least $10,000 of principal by June 15, 2002, the next renewal date of our short-term note payable with the bank. The entire balance of the short-term note payable has been classified as a current liability on the balance sheet. It is the intention of our stockholders to not seek repayment on the notes payable to them prior to December 31, 2002.

         In February 2002, we borrowed an additional $52,500 from the local bank referred to above to fund the purchase of certain computer equipment in connection with the development of our eAnthology online subscription service. The loan accrues interest at an annual rate of 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest payments of $1,645. The loan agreement contains certain covenants, which are substantially the same as the covenants contained in the loan agreement with this bank discussed above, including the prohibition against assuming debt to any party without written consent from the bank. The loan is secured by substantially all our assets and is personally guaranteed by our two stockholders.

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

         The eAnthology subscription relies largely on users subscribing to the service using their credit card over the Internet, though other payment methods are available. Users have been known to be reluctant about providing personal information over the Internet, for fear that their information may be electronically "stolen." The unwillingness of users to provide us their personal information over the Internet may inhibit the sales of our eAnthology online subscription from reaching expected levels, and as a result, we may be unable to derive significant revenue from this activity, which could cause a material adverse effect on our expected cash flow, results of operations and financial position.

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

         As of March 31, 2002 we owed the principal amount of $326,205 plus accrued interest to a local bank, $275,000 of which is pursuant to a promissory note which is payable upon maturity in June 2002. Although the promissory note provides for renewals of the loan at the discretion of the bank, there is no assurance that the bank will renew this loan. Additionally, under the promissory note, if the bank believes that the prospect of payment under the note is impaired, they can declare a default and demand immediate repayment. Furthermore, we borrowed money from, and made repayments to, our two stockholders without the bank's written consent as required by our agreements with the bank. In spite of this violation of the loan provisions and our liquidity deficiencies, the bank chose not to exercise its rights, including the right to make a demand for payment on the entire balance of our loans; however, we cannot guarantee that the bank will not demand payment in full of our loans or deny extension of the loan, particularly if we continue to experience negative cash flow from operations. Finally, the bank has informed us verbally that it will not renew this loan unless we repay at least $10,000 of the principal amount by the June 2002 renewal date. There can be no assurance that we will be able to make this payment by June 2002. We do not believe that we will have sufficient cash to repay the loans if they come due in or prior to June 2002.

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of March 31, 2002, we had a working capital deficit of $(1,238,431). Since November 2001, our two stockholders have loaned us $404,000 to meet current operating expenses under several long-term notes and made a capital contribution of $40,000. If we require additional funds for operations, we believe that our stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our stockholders will be available when needed, particularly as a result of our covenants with our bank that restrict our ability to incur additional debt. We are also considering seeking additional financing through one or more equity or convertible securities offerings, or, to the extent permissible by the bank, debt offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms, this will likely have an adverse effect on our cash flow, financial position, and results of operations.

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

         WE HAVE INCURRED LOSSES IN 2000, 2001 AND THE FIRST QUARTER OF 2002, AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE AGAIN.

         We have been unprofitable during 2000, 2001 and the first quarter of 2002, and may continue to incur operating losses for the foreseeable future. During 2000, 2001 and the first quarter of 2002, we had net losses of $(1,374,564), $(753,176) and $(309,275), respectively. No assurance can be given that we will ever become profitable again nor, if we obtain profitability, that we would thereafter maintain profitability.

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

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         In June 2001, ASIC, our wholly owned subsidiary, borrowed $275,000 from a local bank. In December 2001, the bank renewed this obligation and extended the maturity date of the underlying promissory note to June 15, 2002. The note requires us to comply with various covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business.

         During November and December 2001, and January 2002, we borrowed an aggregate of $404,000 from our two stockholders under various promissory notes to provide us with additional working capital in violation of the loan covenant referred to above regarding creation of debt to third parties without the bank's consent. In lieu of the bank declaring a default, our stockholders were required to sign a subordination letter with respect to these notes, which specified that the stockholders' notes would hold secondary priority in the event of the liquidation or dissolution of our company. The subordination letter also specified that the bank reserves the right to restrict repayments of interest and principal on debts owed to our stockholders, if, in the opinion of the bank, such repayments to our stockholders would jeopardize our ability to service our debt to the bank, and may require us to obtain the bank's written consent in order to make repayments on such debts to our stockholders.

         As of March 31, 2002, we were in compliance with the provisions of the bank loan.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On March 27, 2002, our two stockholders re-elected all of our directors -- Clint Ballard, Diana T. Ballard, Edward P. Swain, Jr., and William E. Hoke -- by unanimous written consent, to hold office until the next annual meeting of stockholders and until their respective successors are elected and qualified. Through such unanimous written consent, our stockholders also approved our 2002 Equity Incentive Plan.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit No.       Description of Exhibit
         -----------       ----------------------

         4.1 eAcceleration Corp. 2002 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-8, Registration No. 333-85444, filed with the Commission on April 3, 2002).

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the three-month period ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      EACCELERATION CORP.



Dated: May 14, 2002              By:             /s/ Clint Ballard
                                    -------------------------------------------
                                                    Clint Ballard
                                         President and Chief Executive Officer
                                            (Principal Executive Officer)


Dated: May 14, 2002              By:           /s/ E. Edward Ahrens
                                    -------------------------------------------
                                                  E. Edward Ahrens
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)