Form 10QSB/A
period 2001-03-31
EACCELERATION CORP
filed 2002-08-15
CIK 1098862

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

         This amendment on Form 10-QSB/A to our quarterly report on Form 10-QSB for the period ended March 31, 2001, incorporates certain revisions to historical financial data and related descriptions, and is not intended to update other information presented in this report as originally filed, except where specifically noted. This amendment reflects the restatement of the financial information in the Form 10-QSB for the period ended March 31, 2001, in order to reflect the adjustment to stock option compensation expense for the three months ended March 31, 2001, as disclosed in Note 17 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001. See Note 8 to our unaudited condensed consolidated financial statements contained in this amendment for further discussion of the matter.


                                      INDEX


                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2000 and March 31, 2001 (unaudited, as restated)..............................  3
Condensed consolidated statements of income for the three months ended March 31, 2000 (unaudited) and 2001 (unaudited, as restated).......  4
Condensed consolidated statements of cash flows for the three months ended March 31, 2000 (unaudited) and 2001 (unaudited, as restated) ......  5
Notes to condensed consolidated financial statements (unaudited)...........  6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  11

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K..................................  18

SIGNATURES.................................................................  19

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                       December 31,       March 31,
                                                                           2000             2001
                                                                      --------------   --------------
                                                                                         (unaudited,
                                                                                         as restated)
Current assets:
   Cash                                                               $     350,607    $     350,266
   Restricted cash                                                          774,985          -
   Accounts receivable, net of allowance for doubtful
       accounts of $150,000 and $150,000, respectively                    1,015,743          457,854
   Prepaid insurance                                                        248,775          244,713
   Other current assets                                                       7,965            5,250
                                                                      --------------   --------------
        Total current assets                                              2,398,075        1,058,083

Property and equipment, net                                                 120,793          112,130
Patents and trademarks, net                                                  67,078           62,233
Other assets                                                                 24,173           24,173
                                                                      --------------   --------------

                                                                      $   2,610,119    $   1,256,619
                                                                      ==============   ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $   1,459,016    $     988,467
   Other accrued liabilities                                                103,460          109,925
   Due to subscribers                                                       774,985          -
   Current portion of long-term debt                                        128,387          209,329
                                                                      --------------   --------------
      Total current liabilities                                           2,465,848        1,307,721
                                                                      --------------   --------------

Long-term accounts payable, net of current portion                          205,038          163,037
Long-term debt, net of current portion                                       80,942             -
                                                                      --------------   --------------

   Total liabilities                                                      2,751,828        1,470,758
                                                                      --------------   --------------

Commitments and contingencies                                                  -                -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,300,000 shares issued and outstanding                                 3,430            3,430
   Additional paid-in capital                                               600,073          647,020
   Accumulated deficit                                                     (745,212)        (864,589)
                                                                      --------------   --------------
      Total stockholders' deficit                                          (141,709)        (214,139)
                                                                      --------------   --------------

                                                                      $   2,610,119    $   1,256,619
                                                                      ==============   ==============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                                                      Three Months Ended
                                                                          March 31,
                                                              ----------------------------------
                                                                 2000                 2001
                                                              --------------      --------------
                                                                                   (as restated)
                                                                         (unaudited)
Revenues:
     Internet                                                 $   1,616,440       $     785,385
     License                                                        314,678             525,000
                                                              --------------      --------------
                                                                  1,931,118           1,310,385
                                                              --------------      --------------

Costs and expenses:
     Internet sales and development                               1,267,421             689,448
     Licensed software development
         and products                                               330,640             356,738
     General and administrative                                     233,767             380,545
                                                              --------------      --------------

                                                                  1,831,828           1,426,731
                                                              --------------      --------------

Income from operations                                               99,290            (116,346)
                                                              --------------      --------------

Other income                                                            775                (111)
                                                              --------------      --------------

Net income                                                    $     100,065       $    (116,457)
                                                              ==============      ==============

Earnings per common share --
   basic and diluted                                          $         .00       $         .00
                                                              ==============      ==============

Weighted average shares outstanding --
   Basic                                                         34,300,000          34,300,000
                                                              ==============      ==============
   Diluted                                                       34,456,152          34,300,000
                                                              ==============      ==============



     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Three Months Ended
                                                                         March 31,
                                                              ---------------------------------
                                                                 2000                 2001
                                                              -------------       -------------
                                                                                  (as restated)
                                                                         (unaudited)
Cash flows from operating activities:
Net income (loss)                                             $     100,065       $    (116,457)
Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation and amortization                                 12,422              16,381
       Provision for bad debt                                         3,250                -
       Value of stock options vested                                 63,328              46,947
       Fair value of officer services                                26,000                -
       Changes in operating assets and liabilities:
         Accounts receivable                                        (31,238)            557,889
         Prepaid insurance                                             -                 4,062
         Other current assets                                          (446)              2,715
         Long-term receivable                                       (11,369)               -
         Accounts payable                                           (19,084)           (470,549)
         Other current liabilities                                  (18,008)              6,465
                                                              --------------      --------------
       Net cash provided by operating activities                    124,920              47,453
                                                              --------------      --------------

Cash flows from investing activities:
       Purchases of equipment                                       (25,617)             (2,873)
                                                              ---------------     --------------
         Net cash used in investing activities                      (25,617)             (2,873)
                                                              ---------------     --------------

Cash flows from financing activities:
       Payments on long-term account payable                           -                (42,001)
       Deferred offering costs                                      (91,486)               -
       Restricted cash returned to subscribers
         in connection with initial public offering                    -                774,985
       Reduction of liability due to subscribers                       -               (774,985)
       Distribution to shareholders                                    -                 (2,920)
                                                              --------------      --------------
         Net cash used in financing activities                      (91,486)            (44,921)
                                                              --------------      --------------

Net increase in cash                                                  7,817                (341)
Cash at beginning of period                                         329,483             350,607
                                                              --------------      --------------

Cash at end of period                                         $     337,300       $     350,266
                                                              ==============      ==============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $         347       $        -
                                                              ==============      ==============



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

RESTATEMENT

The information for the three months ended March 31, 2001, has been restated in this amendment on Form 10- QSB/A to reflect the adjustments to stock option compensation expense, as disclosed in Note 17 to the financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2001. See
Note 8 herein for further information regarding the restatement of the accompanying consolidated financial statements.

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

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

                                                                          March 31,
                                                              ----------------------------------
                                                                   2000                2001
                                                              --------------      --------------
Weighted average shares outstanding -
    Basic                                                        34,300,000          34,300,000

Effect of dilutive stock options                                    156,152                -
                                                              --------------      --------------
Weighted average shares outstanding -
    Diluted                                                      34,456,152          34,300,000
                                                              ==============      ==============

Options to purchase 794,300 shares of common stock at prices ranging from $0.70 to $6.25 per share were outstanding during the three months ended March 31, 2000.

In March 2001, three non-employees and 15 employees chose to cancel their options to purchase 412,500 shares of common stock. Options to purchase 179,300 shares were outstanding as of March 31, 2001.

Because the Company showed a net loss for the three months ended March 31, 2001, as restated, stock options have been excluded from the calculation of the weighted average shares outstanding, as their effects are anti-dilutive. Had the Company shown net income for the three months ended March 31, 2001, the dilutive effect of the stock options would have been an additional 39,015 shares.

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

                                                                 Three Months Ended March 31,
                                                              ----------------------------------
                                                                   2000                 2001
                                                              --------------      --------------
     Asia                                                     $     314,678       $     525,000
     U.S.                                                         1,457,111             707,453
     Other                                                          159,329              77,932
                                                              --------------      --------------
         Total revenue                                        $   1,931,118       $   1,310,385
                                                              --------------      --------------

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

RECEIVABLES CONCENTRATION

As of March 31, 2000, one of the Company's Internet advertising clients had a receivable balance in excess of 10% of the Company's total receivables; their aggregate balance at that date was $307,353 (33% of total receivables).

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

NOTE 7 - SUBSEQUENT EVENTS

In April 2001, one non-employee chose to cancel his outstanding options. Options to purchase 50,000 shares of eAcceleration common stock were canceled in April 2001.

In May 2001, the Company's former D&O insurance company refunded $235,000 directly to the Company's financing company. Final settlement of the note payable to determine any balance remaining is still pending.

NOTE 8 - AMENDMENT TO FORM 10-QSB

In the Company's 2001 Annual Report on Form 10-KSB, the Company restated its 2001 first, second, and third quarter financial information as disclosed in Note 17 to the consolidated financial statements filed as part of such Annual Report, due to adjustments made to compensation expense for stock options to non-employees as a result of cancellations of the options in the first and second quarters of 2001. Upon the cancellation of options in the first quarter of 2001, the Company initially reversed an aggregate of $144,130 of accumulated amortization charges with respect to these cancelled options by crediting $144,130 to stock option compensation expense. Subsequently, the Company realized that this reversal was not the appropriate accounting treatment. Accordingly, the Company has

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


now re-recognized $144,130 of stock option compensation expense in the first quarter of 2001 and correspondingly increased paid-in-capital and increased accumulated deficit by that amount in such period. The Company applied this revised accounting treatment to subsequent quarters in 2001, re-recognizing an additional $87,150 of stock option expense in the second quarter, and intends to continue to apply this revised accounting treatment to any future cancellations of stock options granted to non-employees, as well as become more proactive in staying abreast of, and properly applying, current accounting principles affecting the Company's financial statements. This amendment reports the restated information for the three months ended March 31, 2001, as a result of which compensation expense has been increased by $144,130. This expense adjustment in the first quarter of 2001 has been allocated to the Company's business segments in the following manner:

     Internet sales and development expense                    $   59,482
     Licensed software development and products expense        $   57,195
     General and administrative expense                        $   27,453

The effect on the balance sheet at March 31, 2001, as restated, was to increase each of additional paid-in-capital and accumulated deficit by $144,130.

A summary of the significant effects of the restatement is as follows:

                                                      As
                                                  previously              As
                                                   reported            restated
                                                --------------      --------------
As of March 31, 2001:

Additional paid-in capital                      $     502,890       $     647,020
Accumulated deficit                             $    (720,459)      $    (864,589)

Three months ended March 31, 2001:

Internet sales and development expenses         $     629,966       $     689,448
Licensed software development and products
   expenses                                     $     299,543       $     356,738
General and administrative expenses             $     353,092       $     380,545
Total expenses                                  $   1,282,601       $   1,426,731
Income (loss) from operations                   $      27,784       $    (116,346)
Net income (loss)                               $      27,673       $    (116,457)

There was no change to the earnings per share information for the three months ended March 31, 2001.

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

         UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE REFER TO EACCELERATION CORP. AS "WE," "US" OR "OUR".

         The following discussion should be read with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2000 annual report on form 10-KSB. Information for the three months ended March 31, 2001, in the following comparisons has been restated to reflect the adjustment to stock option compensation expense, as disclosed in Note 17 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001.

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

RESTATEMENT

         In our 2001 Annual Report on Form 10-KSB, we restated our 2001 first, second, and third quarter financial information as disclosed in Note 17 to the consolidated financial statements filed as part of such annual report due to adjustments made to the compensation expense for stock options to non-employees as a result of cancellations of such options. Upon the cancellation of options in the first quarter of 2001, we initially reversed an aggregate of $144,130 of accumulated amortization charges with respect to these cancelled options by crediting $144,130 to stock option compensation expense. Subsequently, we realized that this reversal was not the appropriate accounting treatment. Accordingly, we have now re-recognized $144,130 of stock option compensation expense in the first quarter of 2001 and correspondingly increased each of paid-in-capital and accumulated deficit by that amount in such period. We applied this revised accounting treatment to subsequent quarters in 2001, re-recognizing an additional $87,150 of stock option expense in the second quarter, and intend to continue to apply this revised accounting treatment to any future cancellations of stock options granted to non-employees, as well as become more proactive in staying abreast of, and properly applying, current accounting principles affecting our financial statements. This amendment reports the restated information for the three months ended March 31, 2001, as a result of which compensation expense has been increased by $144,130.

         This expense adjustment has been allocated to our business segments in the following manner: internet sales and development expense, $59,482; licensed software development and products expense, $57,195; and general and administrative expense, $27,453.

THREE MONTHS ENDED MARCH 31, 2000 AND 2001

REVENUES

         Our revenues decreased $620,733 or 32% from $1,931,118 during the 2000 first quarter, to $1,310,385 during the 2001 first quarter, primarily due to a decrease of $831,055 or 51% in our Internet advertising and marketing revenues to $785,385 in 2001 from $1,616,440 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000, and which caused many Internet- related businesses to cease operations. In addition, the decline in the market precipitated a fall in online advertising prices, to approximately 50% of previous levels, and more cost-conscious buying on the part of Internet media customers. We believe the current trend in online advertising prices will not continue in the long run; however, there can be no assurance that the trend will not continue as such.

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

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $577,973 or 46% from $1,267,421 during the 2000 first quarter to $689,448 during the 2001 first quarter, primarily due to the decline in the online advertising market, which precipitated a fall in online advertising prices, to levels approximately 50% lower than previous levels. Internet advertising expenses incurred in the 2000 first quarter were $1,089,461 and such expenses decreased by $746,752 or 69% to $342,709 in the 2001 first quarter, due primarily to the reasons outlined above. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short-to intermediate-term purchase agreements with our suppliers, and such agreements are cancelable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

         Software development and product costs increased slightly by $26,098 or 8% from $330,640 during the 2000 first quarter to $356,738 in the 2001 first quarter, due in part to increased salary and personnel-related expenses, as well as increased tax expense caused by amounts withheld in Japan on payments received under the Sourcenext contract (see "Taxes and S-Corporation Status" for details on the withholding), offset slightly by decreases in Internet bandwidth costs and other administrative expenses. We expect our development activities to continue to grow steadily as we increase our emphasis on generating Internet advertising and marketing revenues.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $146,778 or 63% from $233,767 during the 2000 first quarter to $380,545 in the 2001 first quarter, largely due to increases in salaries and wages and other personnel-related costs. We anticipate that salaries and wages, communications-related expenses, and general office expenses will continue to increase to provide for infrastructure necessary to administer a growing company.

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

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the first quarter of 2000 or 2001. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility, among other factors. Accordingly, we recorded $63,328 and $46,947 of compensation expense during the first quarters of 2000 and 2001, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         During the periods reported, we generated sufficient cash flows from operations to support our business. During the first quarter of 2000 and 2001, we generated cash flows from operations of $124,920 and $47,453, respectively. The decrease in internet advertising revenues and related receivables due to lower prices and volumes sold was the primary cause of the decrease in our cash flows.

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

         In December 2000, our board of directors decided to terminate the initial public offering of our common stock, and as a result, we do not have the proceeds necessary to implement our business plan to the extent we most desire. There can be no assurance that we will be able to raise funds in 2001 through any alternative financing method or that if available, such financing will include terms favorable to us or our stockholders. If alternative financing is not available when required or is not available on acceptable terms, we may be unable to develop or enhance our services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our business, financial condition, and results of operations.

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

SUPPLIER CONCENTRATION

         We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancelable by either party at short notice. For the 2000 first quarter, three advertising vendors, Adsmart, Adauction.com., and BURST!Media, accounted for 35%, 21% and 15%, respectively, of our total Internet media purchases. For the 2001 first quarter, three advertising vendors, 24/7 Media, Inc., Music Vision, Inc., and Uproar, Inc., accounted for 40%, 32% and 13% of our total Internet media purchases, respectively. Many of these suppliers have reported significant financial losses and may not continue operations in the long term. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate advertising space through the termination of our agreements with suppliers or the significant increase in the cost of supplies would likely hinder our ability to attract users to our websites and as a result, would have an adverse effect on our results of operations, cash flows and liquidity.

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

         In connection with the Sourcenext Corporation agreement, we are subject to a 10% withholding tax in Japan on software licenses sold in that country. Payments are received net of the withheld tax from Sourcenext, our Japanese client. Currently, under our S-corporation status, these payments are not considered deductible expenses, and flow through to our stockholders' personal returns, as we are not subject to income tax. We are currently reporting these amounts as general and administrative expenses, which are then allocated to our business segments accordingly.

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

         We do not hold collateral to secure payment on our software licensing agreement with Sourcenext Corporation, our Asian distributor. Under this agreement, Sourcenext is obligated to pay us up to $3.6 million through May 2002. Therefore, a default in payment on a significant scale could have a materially adverse effect on our results of operations and financial condition.

WE ARE DEPENDENT ON PURCHASING INTERNET ADVERTISING SPACE CURRENTLY PROVIDED BY ONLY A SMALL NUMBER OF INTERNET ADVERTISING SUPPLIERS, MOST OF WHICH HAVE AGREEMENTS WITH US THAT ARE CANCELABLE BY EITHER PARTY AT SHORT NOTICE. THE LOSS OF A SIGNIFICANT NUMBER OF THESE SUPPLIERS COULD ADVERSELY AFFECT US.

         We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancelable by either party at short notice. For the 2000 first quarter, three advertising vendors, Adsmart, Adauction.com, and BURST!Media, accounted for 35%, 21%, and 15%, respectively, of our total Internet media purchases. For the 2001 first quarter, three advertising vendors, 24/7 Media, Inc., MusicVision, Inc., and Uproar, Inc., accounted for 40%, 32% and 13% of our total Internet media purchases, respectively. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. If there are fewer suppliers available, prices of advertising space could increase significantly, which could have a materially adverse effect on our operations.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

(a)       EXHIBITS

          Exhibit No.   Description of Exhibit
          -----------   ----------------------


          99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.

          99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.

(b)       REPORTS ON FORM 8-K

          None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              EACCELERATION CORP.



Dated: August 15, 2002           By:             /s/ Clint Ballard
                                    --------------------------------------------
                                                    Clint Ballard
                                        President and Chief Executive Officer
                                             (Principal Executive Officer)


Dated: August 15, 2002           By:            /s/ E/ Edward Ahrens
                                    --------------------------------------------
                                                 E. Edward Ahrens
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX


          Exhibit No.   Description of Exhibit
          -----------   ----------------------


          99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.

          99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.