Form 10QSB/A
period 2001-06-30
EACCELERATION CORP
filed 2002-08-15
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-QSB/A

                                (AMENDMENT NO. 2)


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

         This Amendment Number 2 on Form 10-QSB/A to our quarterly report on Form 10-QSB for the period ended June 30, 2001, incorporates certain revisions to historical financial data and related descriptions, and is not intended to update other information presented in this report as previously filed, except where specifically noted. This amendment reflects the restatement of the financial information in the Form 10-QSB for the period ended June 30, 2001, as previously amended, to reflect the adjustments to stock option compensation expense for the three and six months ended June 30, 2001, as disclosed in Note 17 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001. See Note 10 to our unaudited condensed consolidated financial statements contained in this amendment for further discussion of the matter.

                                      INDEX


                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2000
  and June 30, 2001 (unaudited, as restated)..............................   3
Condensed consolidated statements of operations for the three
  and six months ended June 30, 2000 and 2001 (unaudited, as restated)....   4
Condensed consolidated statements of cash flows for the six months
  ended June 30, 2000 and 2001 (unaudited, as restated)...................   5
Notes to condensed consolidated financial statements (unaudited)..........   6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................  12

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................  20

SIGNATURES................................................................  21

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                       December 31,         June 30,
                                                                           2000               2001
                                                                      --------------     --------------
                                                                                           (unaudited,
                                                                                           as restated)
Current assets:
   Cash                                                               $     350,607      $     301,411
   Restricted cash                                                          774,985               -
   Accounts receivable, net of allowance for doubtful
       accounts of $150,000 and $150,000, respectively                    1,015,743            275,673
   Prepaid insurance                                                        248,775               -
   Other current assets                                                       7,965             10,889
                                                                      --------------     --------------
        Total current assets                                              2,398,075            587,973

Property and equipment, net                                                 120,793             99,222
Patents and trademarks, net                                                  67,078             57,388
Other assets                                                                 24,173             34,173
                                                                      --------------     --------------

                                                                      $   2,610,119      $     778,756
                                                                      ==============     ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                   $   1,459,016      $     924,361
   Other accrued liabilities                                                103,460            116,345
   Due to subscribers                                                       774,985               -
   Current portion of long-term debt                                        128,387               -
   Short-term note payable                                                     -               275,000
                                                                      --------------     --------------
      Total current liabilities                                           2,465,848          1,315,706
                                                                      --------------     --------------

Long-term accounts payable, net of current portion                          205,038            116,037
Long-term debt, net of current portion                                       80,942               -
                                                                      --------------     --------------

   Total liabilities                                                      2,751,828          1,431,743
                                                                      --------------     --------------

Commitments and contingencies                                                  -                  -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,300,000 shares issued and outstanding                                 3,430              3,430
   Additional paid-in capital                                               600,073            659,867
   Accumulated deficit                                                     (745,212)        (1,316,284)
                                                                      --------------     --------------
      Total stockholders' deficit                                          (141,709)          (652,987)
                                                                      --------------     --------------

                                                                      $   2,610,119      $     778,756
                                                                      ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                    Six Months Ended
                                                       June 30,                             June 30,
                                            --------------------------------      -------------------------------
                                                 2000              2001               2000              2001
                                            --------------    --------------      --------------   --------------
                                                               (As restated)                       (As restated)
                                                       (unaudited)                          (unaudited)
Revenues:
     Internet                               $   1,205,188     $     368,440       $   2,821,628    $   1,153,825
     License                                      445,775           225,000             760,453          750,000
                                            --------------    --------------      --------------   --------------
                                                1,650,963           593,440           3,582,081        1,903,825
                                            --------------    --------------      --------------   --------------
Costs and expenses:
     Internet sales and development             1,135,632           507,726           2,403,053        1,197,174
     Licensed software development
         and products                             352,895           306,756             683,535          663,494
     General and administrative                   302,018           229,754             535,785          610,299
                                            --------------    --------------      --------------   --------------

                                                1,790,545         1,044,236           3,622,373        2,470,967
                                            --------------    --------------      --------------   --------------

Loss from operations                             (139,582)         (450,796)            (40,292)        (567,142)
                                            --------------    --------------      --------------   --------------

Other income (expense)                              1,365              (543)              2,140             (654)
                                            --------------    --------------      --------------   --------------

Net loss                                    $   (138,217)     $    (451,339)      $     (38,152)   $    (567,796)
                                            ==============    ==============      ==============   ==============

Earnings per common share --
   Basic and diluted                        $       -         $       (0.01)      $       -        $       (0.02)
                                            ==============    ==============      ==============   ==============

Weighted average shares outstanding --
   Basic and diluted                           34,300,000         34,300,000         34,300,000       34,300,000
                                            ==============     ==============     ==============   ==============



     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Six Months Ended
                                                                                   June 30,
                                                                     ------------------------------------
                                                                          2000                   2001
                                                                     --------------        --------------
                                                                                            (as restated)
                                                                                  (unaudited)
Cash flows from operating activities:
Net loss                                                             $     (38,152)        $    (567,796)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                        28,268               34,136
       Provision for bad debt                                               28,250                 -
       Value of stock options vested                                        65,170               59,794
       Fair value of officer services                                       52,000                 -
       Changes in operating assets and liabilities:
         Accounts receivable                                               183,874              740,070
         Prepaid insurance                                                    -                  39,446
         Other current assets                                               64,627               (2,924)
         Accounts payable                                                   53,096             (534,655)
         Other current liabilities                                         239,053               12,885
                                                                     --------------        --------------
       Net cash provided by (used in) operating activities                 676,186              (219,044)
                                                                     --------------        --------------

Cash flows from investing activities:
       Purchases of equipment                                              (42,656)               (2,875)
       Long term receivable                                                (31,415)                 -
       Increase in investments                                              -                    (10,000)
                                                                     --------------        --------------
         Net cash used in investing activities                             (74,071)              (12,875)
                                                                     --------------        --------------

Cash flows from financing activities:
       Deferred offering costs                                            (246,517)                 -
       Return of restricted cash to subscribers
         in connection with initial public offering                           -                  774,985
       Reduction of liability due to subscribers                              -                 (774,985)
       Increase in short-term note payable                                    -                  275,000
       Reduction in long-term account payable                                 -                  (89,001)
       Distribution to shareholders                                           (126)               (3,276)
                                                                     --------------          ------------
         Net cash provided by (used in) financing activities              (246,643)              182,723
                                                                     --------------        --------------

Net increase (decrease) in cash                                            355,472               (49,196)
Cash at beginning of period                                                329,483               350,607
                                                                     --------------        --------------

Cash at end of period                                                $     684,955         $     301,411
                                                                     ==============        ==============



Non-cash financing activity:
Cancellation of prepaid insurance
  financed with a note payable                                       $        -            $     209,329
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

RESTATEMENT

The information for the three and six months ended June 30, 2001, has been restated to reflect the adjustments to stock option compensation expense, as disclosed in Note 17 to the financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2001. See Note 10 herein for further information regarding the restatement of the accompanying consolidated financial statements.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                   (Unaudited)

NOTE 2 - EARNINGS PER SHARE

The table set forth below reconciles the components of the basic net income per share calculation to the components of the diluted net income per share calculation.

                                                                          June 30,
                                                              ----------------------------------
                                                                   2000                2001
                                                              --------------      --------------
Weighted average shares outstanding -
    Basic                                                        34,300,000          34,300,000

Dilutive effect of stock options                                       -                   -
                                                              --------------      --------------
Weighted average shares outstanding -
    Diluted                                                      34,300,000          34,300,000
                                                              ==============      ==============

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

NOTE 3 - SEGMENT AND OTHER INFORMATION

During the six month periods ended June 30, 2000 and 2001, revenues from licensing were primarily derived in Japan, and Internet advertising revenues were derived from clients primarily located in the United States, with a small percentage originating in various other countries. Revenues by geographic region are as follows for the three-month and six-month periods ended June 30, 2000 and 2001:

                                              Three Months Ended June 30,            Six Months Ended June 30,
                                          --------------------------------      -------------------------------
                                              2000              2001                2000              2001
                                          --------------    --------------      --------------   --------------
     Japan                                $     445,775     $     225,000       $     760,453    $     750,000
     U.S.                                     1,074,768           327,441           2,531,878        1,035,075
     Other                                      130,420            40,999             289,750          118,750
                                          --------------    --------------      --------------   --------------
         Total revenue                    $   1,650,963     $     593,440       $   3,582,081    $   1,903,825
                                          ==============    ==============      ==============   ==============

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

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

During the first six months of 2000, two Internet advertising and marketing clients, Cool Savings and ProSTEP, Inc., accounted for 19% and 15% of the Company's total revenue, respectively, and 24% and 19% of the Company's Internet advertising revenue, respectively. During the first six months of 2001, two clients, ProSTEP, Inc. and Investors Business Daily, each accounted for 15% of the Company's total revenue and for 25% and 24%, respectively, of the Company's Internet advertising revenue. If one or more of the Company's large clients ceases operations or otherwise abruptly ceases or reduces their business with the Company, the Company's results of operations, cash flows, and liquidity could be adversely affected.

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

NOTE 6 - NOTE PAYABLE ON DIRECTORS AND OFFICERS INSURANCE

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

NOTE 7 - SHORT-TERM NOTE PAYABLE TO BANK

On June 21, 2001, the Company's subsidiary, ASIC, borrowed $275,000 from a local bank. Under the related promissory note, the outstanding principal accrues interest at the rate of 8.5% and matures on December 15, 2001. The note requires monthly payments of interest accrued, and payment in full of all principal and remaining unpaid interest in a lump sum upon demand by the bank, at maturity, or upon an event of default, as defined in the note. The note requires the Company to comply with various covenants as a condition for granting the note, including production of quarterly financial statements, an annual audit, and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and of the Company. The Company is utilizing the amount borrowed under this note for working capital.

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

NOTE 10 - AMENDMENT TO FORM 10-QSB

In the Company's 2001 Annual Report on Form 10-KSB for the year ended December 31, 2001, the Company restated its 2001 first, second, and third quarter financial information as disclosed in Note 17 to the condensed consolidated financial statements filed as part of such Annual Report, due to adjustments made to compensation expense for stock options to non-employees as a result of cancellations of the options in the first and second quarters of 2001. Upon the cancellation of these options, the Company initially reversed an aggregate of $87,150 and $231,280 of accumulated amortization charges, respectively, for the three and six months ended June 30, 2001, with respect to these cancelled options, by crediting $87,150 and $231,280 to stock option compensation expense in such respective periods. Subsequently, the Company realized that this reversal was not the appropriate accounting treatment. Accordingly, the Company has now re-recognized $87,150 and $231,280 of stock option compensation expense in the three and six months ended June 30, 2001, respectively, and correspondingly increased each of paid-in-capital and accumulated deficit by such amounts in such respective periods. The Company intends to continue to apply this revised accounting treatment to any future cancellations of stock options granted to non-employees, as well as become more proactive in staying abreast of, and properly applying, current accounting principles affecting the Company's financial statements.

This amendment reports the restated information for the three and six months ended June 30, 2001, as a result of which compensation expense has been increased by $87,150 and $231,280, respectively. These expense adjustments have been allocated to the Company's business segments for such periods in the following manner:

                                                                      Three months          Six months
                                                                          ended                ended
                                                                      June 30, 2001        June 30, 2001
                                                                      -------------        -------------
     Internet sales and development expense                           $     31,378         $     90,860
     Licensed software development and products expense               $     37,795         $     94,990
     General and administrative expense                               $     17,977         $     45,430

The effect on the balance sheet at June 30, 2001, as restated, was to increase each of additional paid-in-capital and accumulated deficit by $231,280.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


A summary of the significant effects of such restatements pertaining to the three and six months ended June 30, 2001 described above follows:

                                                                      As
                                                                  previously            As
                                                                  reported*          restated
                                                                --------------    --------------
As of June 30, 2001:

Additional paid-in capital                                      $     428,587     $     659,867
Accumulated deficit                                             $  (1,085,004)    $  (1,316,284)

Three months ended June 30, 2001:

Internet sales and development expenses                         $     476,348     $     507,726
Licensed software development and products expenses             $     268,961     $     306,756
General and administrative expenses                             $     211,777     $     229,754
Total expenses                                                  $     957,086     $   1,044,236
Loss from operations                                            $    (363,646)    $    (450,796)
Net loss                                                        $    (364,189)    $    (451,339)
Basic and diluted earnings per share                            $       (0.01)    $       (0.01)

Six months ended June 30, 2001:

Internet sales and development expenses                         $   1,106,314     $   1,197,174
Licensed software development and products expenses             $     568,504     $     663,494
General and administrative expenses                             $     564,869     $     610,299
Total expenses                                                  $   2,239,687     $   2,470,967
Loss from operations                                            $    (335,862)    $    (567,142)
Net loss                                                        $    (336,516)    $    (567,796)
Basic and diluted earnings per share                            $       (0.01)    $       (0.02)

-------------------
* As reported in the Company's Amendment No. 1 on Form 10-QSB/A to its Quarterly Report on Form 10-QSB for the period ended June 30, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-QSB, as amended, includes "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties,and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement; based upon current conditions; and based upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, those factors set forth below under "Factors Affecting Future Operating Results" and in our other filings with the Securities and Exchange Commission.

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

         The following discussion should be read in conjunction with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2000 annual report on Form 10-KSB. Information for the three and six months ended June 30, 2001, in the following comparisons has been restated to reflect the adjustment to stock option compensation expense, as disclosed in Note 17 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001.

GENERAL

         We are a provider of online direct marketing services, advertising solutions, and proprietary software. We combine Internet-based direct marketing and advertising services with programs that reward consumers with free software when they agree to use our designated homepage as their Internet browser's starting page. We provide flexible marketing solutions for our Internet advertising and marketing clients. We intend to leverage our developing homepage subscriber base and our targeting capabilities to offer our internet advertising and marketing clients customized, targeted advertising solutions designed to improve advertisement response rates and reduce their cost of acquiring new customers.

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

RESTATEMENT

         In our Form 10-KSB for the year ended December 31, 2001, we restated our 2001 first, second, and third quarter financial information as disclosed in
Note 17 to the condensed consolidated financial statements filed as part of such annual report, due to adjustments made to compensation expense for stock options to non-employees as a result of cancellations of the options in the first and second quarters of 2001. Upon the cancellation of these options, we initially reversed an aggregate of $87,150 and $231,280 of accumulated amortization charges, respectively, for the three and six months ended June 30, 2001, with respect to these cancelled options, by crediting $87,150 and $231,280 to stock option compensation expense in such respective periods. Subsequently, we realized that this reversal was not the appropriate accounting treatment. Accordingly, we have now re-recognized $87,150 and $231,280 of stock option compensation expense in the three and six months ended June 30, 2001, respectively, and correspondingly increased each of paid-in-capital and accumulated deficit by such amounts in such respective periods. We intend to continue to apply this revised accounting treatment to any future cancellations of stock options granted to non-employees, as well as become more proactive in staying abreast of, and properly applying, current accounting principles affecting our financial statements.

         The expense adjustments have been allocated to our business segments for the three and six month periods ended June 30, 2001 in the following manner: internet sales and development expense, $31,378 and $90,860, respectively; licensed software development and product expense, $37,795 and $94,990, respectively; and general and administrative expenses, $17,977 and $45,430, respectively.

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

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $627,906, or 55%, from $1,135,632 during the 2000 second quarter to $507,726 during the 2001 second quarter, primarily due to lower demand for online advertising industry-wide, which has caused us to purchase less advertising inventory. Internet advertising expenses incurred in the 2000 second quarter were $932,985, and decreased by $695,606 or 75% to $237,379 in the 2001 second quarter, for that same reason. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are generally cancellable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

         Software development and product costs decreased by $46,139, or 13%, from $352,895 during the 2000 second quarter to $306,756 in the 2001 second quarter, due to decreases in the use of outside software consultants and to our self-hosting of some of our website content, which was partially offset by an increase in payroll expenses due to new hires and development of a new product.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by $72,264 or 24% from $302,018 during the 2000 second quarter to $229,754 in the 2001 second quarter, primarily due to a reduction in stock option compensation expenses attributable to cancelled stock options, and a decrease in bad debt expense caused by the recovery of some previously written-off balances, offset by administrative payroll increases.

NET LOSS

         While we experienced a difficult quarter in the second quarter of 2001, incurring a net loss of $(451,339), we believe that this was not a typical quarter for our business. We also believe that this unusual loss is attributable to several timing factors, including the delay in completing several new software projects under the Sourcenext contract, and additional costs that we have incurred in the development of a new software product to be marketed outside of Japan. We do not expect to continue to incur losses as we advance our company toward completion of our goals; however, there can be no assurance that we will not continue to incur significant losses in the future.

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

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $1,205,879, or 50%, from $2,403,053 during the first six months of 2000 to $1,197,174 during the first six months of 2001, primarily due to lower demand for online advertising industry-wide, which has caused us to purchase less advertising inventory. Internet advertising expenses incurred in the first six months of 2000 were $2,022,446 and decreased by $1,442,358, or 71%, to $580,088 in the first six months of 2001, for that same reason. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are generally cancellable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

         Software development and product costs decreased by $20,041 or 3% from $683,535 during the first six months of 2000 to $663,494 in the first six months of 2001, due to decreases in the use of outside software consultants and to our self-hosting of some of our website content which were partially offset by an increase in payroll expenses due to new hires and to the development of a new product.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $74,514 or 14% from $535,785 during the first six months of 2000 to $610,299 in the first six months of 2001, largely due to administrative payroll increases, offset by a decrease in bad debt expense caused by recovery of previously written-off balances.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the first six months of 2000 or 2001. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $65,170 and $59,794 of compensation expense during the first six months of 2000 and 2001, respectively.

NET LOSS

         While we experienced a difficult period in the first six months of 2001, incurring a net loss of $(567,796), we believe that this result was not typical for our business. We also believe that this unusual loss is attributable to several timing factors, including the delay in completing several new software projects under the Sourcenext contract, and additional costs that we have incurred in the development of a new software product to be marketed outside of Japan. We do not expect to continue to incur losses as we advance our company toward completion of our goals; however, there can be no assurance that we will not continue to incur significant losses in the future.

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

         At June 30, 2001, we had cash of $301,411 and a working capital deficit of $(727,733). We intend to continue to utilize our resources in the remainder of 2001 for software development; for developing, marketing, and advertising our Internet presence; for financing accounts receivable and for capital expenditures, including the purchase of computer equipment and software. However, our working capital requirements may change depending upon numerous factors, including, among others, the need to expand our website traffic through increased amounts of free software downloads and Internet advertising. We believe that our existing cash, cash generated from operations, and the proceeds from the short-term note payable, should be sufficient to meet our obligations as they come due. If we require funds for operations, we believe that our two stockholders will provide funding, if we are unable to obtain financing independently. There can be no assurance, however, that we will be successful in attaining our revenue goals, nor that attaining such goals will have the desired effect on our cash resources.

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

         On June 21, 2001, ASIC borrowed $275,000 from a local bank. Under the related promissory note, the outstanding principal accrues interest at the rate of 8.5% and matures on December 15, 2001. The note requires monthly payments of interest accrued, and payment in full of all principal and remaining unpaid interest in a lump sum upon demand by the bank, at maturity, or upon an event of default, as defined in the note. The note requires us to comply with various covenants as a condition for granting the note, including production of quarterly financial statements, an annual audit, and maintenance of insurance over the premises of the business. The note is secured by our assets and those of ASIC. We are utilizing the amount borrowed under this note for working capital.

         Under our distribution agreement with Sourcenext, in addition to 24 consecutive monthly payments of $75,000, we will receive during such 24-month period $75,000 for each of the 24 products that we deliver under the terms of the agreement. As of June 30, 2001, we had delivered ten products under this agreement, and based on our historical success in producing new software products under the Pointe Control agreement, we believe that it is likely that we will continue to produce and deliver the products as required by the Sourcenext agreement. We cannot make any assurances that we will be successful, however, and in the event we do not produce new products in a timely manner, we will not receive, or continue to receive, the conditional $75,000 payments per product. Failure to receive a significant amount of the payments from Sourcenext would have a materially adverse effect on our financial position, operations, and cash flows.

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

         During the first six months of 2000, two Internet advertising and marketing clients, Cool Savings and ProSTEP, Inc., accounted for 19% and 15% of our total revenue, respectively, and 24% and 19% of our Internet advertising revenue, respectively. During the first six months of 2001, two clients, ProSTEP, Inc. and Investors Business Daily, each accounted for 15% of our total revenue and for 25% and 24%, respectively, of our Internet advertising revenue. If one or more of our large clients ceases operations or otherwise abruptly ceases or reduces their business with us, our results of operations, cash flows, and liquidity could be adversely affected.

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

SUPPLIER CONCENTRATION

         We are dependent on products and services provided by a variety of Internet suppliers, most of which have agreements with us that are cancellable by either party at short notice. For the first six months of 2000, four advertising vendors, Adsmart, Adauction.com, Double Click, and One Media Place, accounted for 33%, 13%, 11%, and 10%, respectively, of our total Internet media purchases. For the first six months of 2001, four advertising vendors, 24/7 Media, Inc., Engage Media, Music Vision, Inc., and Uproar Inc., accounted for 40%, 18%, 18%, and 11% of our total Internet media purchases, respectively. Many of these suppliers have reported significant financial losses and may not continue operations in the long term. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate advertising space through the termination of our agreements with suppliers or the significant increase in the cost of supplies would likely hinder our ability to attract users to our websites and as a result, would have an adverse effect on our results of operations, cash flows, and liquidity.

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

         During the first six months of 2000, two Internet advertising and marketing clients, Cool Savings and ProSTEP, Inc., accounted for 19% and 15% of our total revenue, respectively, and 24% and 19% of our Internet advertising revenue, respectively. During the first six months of 2001, two clients, ProSTEP, Inc. and Investors Business Daily, each accounted for 15% of our total revenue and for 25% and 24%, respectively, of our Internet advertising revenue. Some of our customers have reported significant financial losses, and we are uncertain if they will continue to remain in business. The loss of any of our major Internet advertising or marketing clients, a significant decrease in products or services sold to them, or an inability to collect receivables from one or more of them, could adversely affect our business, operating results, and financial condition.

WE HAVE A HIGH CONCENTRATION OF RECEIVABLES IN A VERY SMALL NUMBER OF INTERNET ADVERTISING CLIENTS.

         As of June 30, 2000, one Internet advertising client had a receivable balance in excess of 10% of total receivables; this client's balance at that date was $84,549, which constituted 12% of total accounts receivable. As of June 30, 2001, two Internet advertising clients had balances in excess of 10% of total receivables. Their aggregate balance at that date was $185,013, which constituted 43% of total receivables. One such client, whose balance as of June 30, 2001 was $119,587, is currently on extended payment terms with us to ease its cash flow burden. An inability to collect on one or more of these high-dollar receivable balances from these clients could adversely affect our business, operating results, financial position, and cash flows.

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

         For the first six months of 2000, four advertising vendors, Adsmart, Adauction.com, Double Click, and One Media Place, accounted for 33%, 13%, 11%, and 10%, respectively, of our total Internet media purchases. For the first six months of 2001, four advertising vendors, 24/7 Media, Inc., Engage Media, Music Vision, Inc., and Uproar, Inc., accounted for 40%, 18%, 18%, and 11% of our total Internet media purchases, respectively. Although we have established redundant relationships with our suppliers in order to mitigate our exposure, the unavailability of adequate supplies could adversely affect us. Additionally, many of these suppliers have reported significant financial losses and may not continue operations in the long term. If there are fewer suppliers available, prices of advertising space could increase significantly, which could have a materially adverse effect on our operations.

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

         Under our distribution agreement with Sourcenext, our software distribution client, in addition to other payments, Sourcenext is obligated to pay us $75,000 per product delivered, for up to 24 products within two years. If we are unable to design, complete, and deliver such products, we could fail to receive a significant amount of our software distribution revenue.

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

WE MAY BE SUBJECT TO POTENTIAL LITIGATION.

         We may be subjected to claims for defamation, negligence, copyright or trademark infringement, and various other claims relating to the nature and content of materials we publish on our websites and in our newsletters. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our websites through links to other websites. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims could result in material damages. We have no insurance coverage for these types of claims.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

(a)       EXHIBITS

          Exhibit No.   Description of Exhibit
          -----------   ----------------------

          10.1 Promissory Note, dated June 21, 2001, by Acceleration Software International Corporation in favor of Silverdale State Bank*

          10.2 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of eAcceleration Corp.*

          10.3 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of Acceleration Software International Corporation.*

          99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.

          99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.

        ------------------
        *  Previously filed

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


Dated: August 15, 2002          By:          /s/ E. Edward Ahrens
                                    --------------------------------------------
                                                  E. Edward Ahrens
                                               Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

          Exhibit No.   Description of Exhibit
          -----------   ----------------------

          10.1 Promissory Note, dated June 21, 2001, by Acceleration Software International Corporation in favor of Silverdale State Bank*

          10.2 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of eAcceleration Corp.*

          10.3 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of Acceleration Software International Corporation.*

          99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.

          99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.

        ------------------
        *  Previously filed