Form 10QSB/A
period 2001-09-30
EACCELERATION CORP
filed 2002-08-15
CIK 1098862

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

         This amendment on Form 10-QSB/A to our quarterly report on Form 10-QSB for the period ended September 30, 2001 incorporates certain revisions to historical financial data and related descriptions, and is not intended to update other information presented in this report as originally filed, except where specifically noted. This amendment corrects information for the three months ended September 30, 2001 for certain amounts collected on doubtful accounts, which were previously reported as advertising revenue and are now reported as a reduction of bad debt expense, and also reflects adjustments to stock option compensation expense for the nine months ended September 30, 2001, as disclosed in Note 17 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001. See Note 10 to our condensed consolidated financial statements contained in this amendment for further discussion of this matter.

                                      INDEX


                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2000
  and September 30, 2001 (unaudited, as restated).......................     3
Condensed consolidated statements of operations for the three months ended September 30, 2000 and 2001 (unaudited) and for the nine months ended September 30, 2000 and 2001 (unaudited,
  as restated) .........................................................     4
Condensed consolidated statements of cash flows for the nine
  months ended September 30, 2000 and 2001 (unaudited, as restated).....     5
Notes to condensed consolidated financial statements (unaudited)........     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................     13

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................     19

SIGNATURES..............................................................     20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                           December 31,         September 30,
                                                                               2000                 2001
                                                                          --------------       --------------
                                                                                                 (unaudited,
                                                                                                 as restated)
Current assets:
   Cash                                                                   $     350,607        $     233,864
   Restricted cash                                                              774,985                 -
   Accounts receivable, net of allowance for doubtful
       accounts of $150,000 and $153,677, respectively                        1,015,743              255,471
   Prepaid insurance                                                            248,775                 -
   Other current assets                                                           7,965                 -
                                                                          --------------       --------------
        Total current assets                                                  2,398,075              489,335

Property and equipment, net                                                     120,793               87,805
Patents and trademarks, net                                                      67,078               52,543
Other assets                                                                     24,173               44,173
                                                                          --------------       --------------

                                                                          $   2,610,119        $     673,856
                                                                          ==============       ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                       $   1,459,016        $     571,480
   Other accrued liabilities                                                    103,460               85,650
   Due to subscribers                                                           774,985                 -
   Current portion of long-term debt                                            128,387                 -
   Short-term note payable                                                         -                 275,000
                                                                          --------------       --------------
      Total current liabilities                                               2,465,848              932,130
                                                                          --------------       --------------

Long-term accounts payable, net of current portion                              205,038                 -
Long-term debt, net of current portion                                           80,942                 -
                                                                          --------------       --------------

   Total liabilities                                                          2,751,828              932,130
                                                                          --------------       --------------

Commitments and contingencies                                                      -                    -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,300,000 shares issued and outstanding                                     3,430                3,430
   Additional paid-in capital                                                   600,073              672,714
   Accumulated deficit                                                         (745,212)            (934,418)
                                                                          --------------       --------------
      Total stockholders' deficit                                              (141,709)            (258,274)
                                                                          --------------       --------------

                                                                          $   2,610,119        $     673,856
                                                                          ==============       ==============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   Three Months Ended                     Nine Months Ended
                                                     September 30,                          September 30,
                                            --------------------------------       --------------------------------
                                                 2000              2001                 2000              2001
                                            --------------    --------------       --------------    --------------
                                                      (unaudited)                       (unaudited, as restated)
Revenues:
     Internet                               $   1,648,522    $      315,670        $   4,470,150     $   1,469,495
     License                                      450,000           525,000            1,210,453         1,275,000
                                            --------------    --------------       --------------    --------------
                                                2,098,522           840,670            5,680,603         2,744,495
                                            --------------    --------------       --------------    --------------

Costs and expenses:
     Internet sales and development             1,711,835           408,838            4,114,888         1,606,012
     Licensed software development
         and products                             336,099           268,204            1,019,634           931,698
     General and administrative                   138,989            67,382              674,774           677,681
                                            --------------    --------------       --------------    --------------

                                                2,186,923           744,424            5,809,296         3,215,391
                                            --------------    --------------       --------------    --------------

Income (loss) from operations                     (88,401)           96,246             (128,693)         (470,896)

Other income (expense)                              8,814            (5,891)              10,954            (6,545)
                                            --------------    --------------       --------------    --------------

Income (loss) before extraordinary
     item                                         (79,587)           90,355             (117,739)         (477,441)
                                            --------------    --------------       --------------    --------------

Extraordinary item - gain on settlements
     of accounts payable                             -              294,178                -               294,178
                                            --------------    --------------       --------------    --------------

Net income (loss)                           $     (79,587)    $     384,533        $    (117,739)    $    (183,263)
                                            ==============    ==============       ==============    ==============

Basic and diluted per share information:
     Income/(loss) before extraordinary
         item                               $        -         $       -           $       -         $        (.01)

     Extraordinary item                     $        -         $        .01        $       -         $         .01
                                            --------------    --------------       --------------    --------------
     Net income/(loss)                      $        -         $        .01        $       -         $        -
                                            ==============    ==============       ==============    ==============

Weighted average shares outstanding:
   Basic                                       34,300,000        34,300,000           34,300,000        34,300,000
                                            ==============    ==============       ==============    ==============
   Diluted                                     34,300,000        34,329,991           34,300,000        34,300,000
                                            ==============    ==============       ==============    ==============


     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                     ------------------------------------
                                                                          2000                  2001
                                                                     --------------        --------------
                                                                            (unaudited, as restated)
Cash flows from operating activities:
Net loss                                                             $    (117,739)        $    (183,263)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                        43,515                51,346
       Provision for bad debt                                               28,250                19,957
       Net value of stock options vested                                   114,864                72,641
       Fair value of officer services                                       78,000                  -
       Extraordinary gain on settlements
            of accounts payable                                               -                 (294,178)
       Changes in operating assets and liabilities:
         Accounts receivable                                              (542,489)              740,315
         Prepaid insurance                                                    -                   39,446
         Other current assets                                               58,215                 7,965
         Accounts payable                                                  771,627              (656,396)
         Other current liabilities                                            -                  (17,810)
                                                                     --------------        --------------
       Net cash provided by (used in) operating activities                 434,243              (219,977)
                                                                     --------------        --------------

Cash flows from investing activities:
       Purchases of equipment                                              (66,336)               (3,823)
       Long term receivable                                                 52,415                  -
       Increase in investments                                                -                  (20,000)

                                                                     --------------        --------------
        Net cash used in investing activities                              (13,921)              (23,823)
                                                                     --------------        --------------

Cash flows from financing activities:
       Deferred offering costs                                            (380,601)                 -
       Return of restricted cash to subscribers
         in connection with initial public offering                           -                  774,985
       Reduction of liability due to subscribers                              -                 (774,985)
       Increase in short-term note payable                                    -                  275,000
       Reduction in long-term account payable                                 -                 (142,001)
       Distribution to stockholders                                           (576)               (5,942)
                                                                     --------------        --------------
         Net cash provided by (used in) financing activities              (381,177)              127,057
                                                                     --------------        --------------

Net increase (decrease) in cash                                             39,145              (116,743)
Cash at beginning of period                                                329,483               350,607
                                                                     --------------        --------------

Cash at end of period                                                $     368,628         $     233,864
                                                                     ==============        ==============

Non-cash financing activity:
Cancellation of prepaid insurance
  financed with a note payable                                       $        -            $     209,329
                                                                     ==============        ==============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                             $         433         $      12,606
                                                                     ==============        ==============
Cash paid during the period for taxes                                $        -            $        -
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

RESTATEMENT

The information for the nine months ended September 30, 2001, has been restated to reflect the adjustments to stock option compensation expense, as disclosed in
Note 17 to the financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2001. See Note 10 herein for further information regarding the restatements of the accompanying consolidated financial statements.

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

Certain financial information for the three months ended September 30, 2001 has been reclassified to correct certain amounts collected on previously written-off bad debts, which were included in advertising revenue in our September 2001 Form 10-QSB as originally filed. These amounts, which total $104,953, have been reclassified to bad debt expense, with no effect on net income for such period. Such amounts were classified correctly for the nine months ended September 30, 2001; therefore, no reclassification was necessary for that period.

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

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

                                                                         September 30,
                                                              ----------------------------------
                                                                   2000                2001
                                                              --------------      --------------
                                                                        (as restated)
Weighted average shares outstanding -
    Basic                                                        34,300,000          34,300,000

Dilutive effect of stock options                                       -                 29,991
                                                              --------------      --------------
Weighted average shares outstanding -
    Diluted                                                      34,300,000          34,329,991
                                                              ==============      ==============

Options to purchase 616,800 shares of common stock at prices ranging from $0.70 to $6.25 per share were outstanding as of September 30, 2000.

Options to purchase 104,300 shares of common stock at prices ranging from $0.70 to $6.25 per share were outstanding as of September 30, 2001.

Since the Company had a net loss for the three and nine months ended September 30, 2000, as restated, and for the nine months ended September 30, 2001, as restated, stock options have been excluded from the calculation of the weighted average shares outstanding for those periods, as their effects are anti-dilutive. Had the Company shown net income for the three and nine months ended September 30, 2000 and for the nine months ended September 30, 2001, the dilutive effect of the stock options would have been an additional 134,319 shares for the three- and nine-month periods in 2000 and an additional 29,991 shares for the nine-month period in 2001.

NOTE 3 - SEGMENT AND OTHER INFORMATION

During the three and nine month periods ended September 30, 2000 and 2001, revenues from licensing were primarily derived from our distributor in Japan, and Internet advertising revenues were derived from clients primarily located in the United States, with a small percentage originating in various other countries. Revenues by geographic region are as follows for the three-month and nine-month periods ended September 30, 2000 and 2001:

                                 Three Months Ended September 30,       Nine Months Ended September 30,
                                 --------------------------------      --------------------------------
                                      2000              2001                2000               2001
                                 --------------    --------------      --------------    --------------
                                          (as restated)                          (as restated)
     Japan                       $     450,000     $     525,000       $   1,210,453     $   1,275,000
     U.S.                            1,542,410           263,247           4,074,289         1,298,141
     Other                             106,112            52,423             395,861           171,354
                                 --------------    --------------      --------------    --------------
         Total revenue           $   2,098,522     $     840,670       $   5,680,603     $   2,744,495
                                 ==============    ==============      ==============    ==============

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

During the first nine months of 2000, two Internet advertising and marketing clients, ProSTEP, Inc. and Cool Savings, accounted for 15% and 13% of the Company's total revenue, respectively, and 19% and 16% of the Company's Internet advertising revenue, respectively. During the first nine months of 2001, two clients, Investor's Business Daily and ProSTEP, Inc., accounted for 12% and 11% of our total revenue respectively, and for 23% and 21%, respectively, of the Company's Internet advertising revenue. If one or more of the Company's large clients ceases operations or otherwise abruptly ceases or reduces their business with the Company, the Company's results of operations, cash flows and liquidity could be adversely affected.

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

The Company's accounts receivable vary in payment terms according to the individual contracts signed with clients. These terms may include due dates up to 60 days past the invoice date. Due partly to the downturn in the online advertising industry, payment on customers' accounts has slowed since 2000. As of September 30, 2000, customers were paying, on average, 72 days after invoice date, as calculated under the "days in accounts receivable" formula. As of September 30, 2001, customers were paying, on average, 85 days after invoice date, as calculated under such formula.

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

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

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

NOTE 10 - AMENDMENT TO FORM 10-QSB

The Company became aware that it had incorrectly reported, in its Form 10-QSB for the quarterly period ended September 30, 2001, certain amounts in advertising revenue which represented collections on previously written-off bad debts for the three-month period ended September 30, 2001. Such amounts were reported correctly in the nine- month period ended September 30, 2001. These amounts were reclassified from advertising revenue to bad debt expense to correct the error. This amendment on Form 10-QSB/A reports the corrected information for the three months ended September 30, 2001.

Additionally, in the Company's 2001 Annual Report on Form 10-KSB, the Company restated its 2001 first, second, and third quarter financial information as disclosed in Note 17 to the consolidated financial statements filed as part of such Annual Report, due to adjustments made to compensation expense for stock options to non-employees as a result of cancellations of the options. Upon the cancellation of these options, the Company initially reversed an aggregate of $231,280 of accumulated amortization charges with respect to these cancelled options by crediting $231,280 to stock option compensation expense. Subsequently, the Company realized that this reversal was not the appropriate accounting treatment. Accordingly, the Company has now re-recognized $231,280 of stock option compensation expense and correspondingly increased each of paid-in-capital and accumulated deficit by that amount. The Company intends to continue to apply this revised accounting treatment to any future cancellations of stock options granted to non-employees, as well as become more proactive in staying abreast of, and properly applying, current accounting principles affecting the Company's financial statements. This amendment reports the restated information for the nine months ended September 30, 2001. This expense adjustment has been allocated to the Company's business segments in the following manner:

     Internet sales and development expense                     $  90,860
     Licensed software development and products expense         $  94,990
     General and administrative expense                         $  45,430

The effect on the balance sheet at September 30, 2001, as restated, was to increase each of additional paid-in-capital and accumulated deficit by $231,280.

No cancellations of stock options issued to non-employees occurred during the three months ended September 30, 2001.

                               EACCELERATION CORP.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)


A summary of the significant effects of the corrections described above are as follows:

                                                                       As
                                                                   previously             As
                                                                    reported           restated
                                                                 --------------     --------------
As of September 30, 2001:

Additional paid-in capital                                       $     441,434      $     672,714
Accumulated deficit                                              $    (703,138)     $    (934,418)

Nine months ended September 30, 2001:

Internet sales and development expenses                          $   1,515,152      $   1,606,012
Licensed software development and products expenses              $     836,708      $     931,698
General and administrative expenses                              $     632,251      $     677,681
Total expenses                                                   $   2,984,111      $   3,215,391
Loss from operations                                             $    (239,616)     $    (470,896)
Loss before extraordinary item                                   $    (246,161)     $    (477,441)
Net income (loss)                                                $      48,017      $    (183,263)

There was no change to the earnings per share information for the nine months ended September 30, 2001.

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

         The following discussion should be read in conjunction with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2000 Annual Report on Form 10-KSB. Information for the three and nine months ended September 30, 2000, in the following comparisons, has been restated to reflect the adjustments to licensing revenues and to correct an error in advertising expenses, as disclosed in Note 15 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2000. Information for the nine months ended September 30, 2001, in the following comparisons, has been restated to reflect the adjustment to stock option compensation expense, as disclosed in Note 17 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001. In addition, certain reclassifications have been made to the year 2000 information to conform to the current year presentation. A reclassification has also been made to the three-month information reported for 2001 to correct certain amounts collected on previously written-off bad debts, which were incorrectly included in advertising revenue in our September 2001 Form 10-QSB as originally filed, but have been included in bad debt expense in this Amendment. Such reclassifications had no effect on net income or stockholders' deficit.

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

RESTATEMENT

         We incorrectly reported, in our Form 10-QSB for the quarterly period ended September 30, 2001, certain amounts in advertising revenue which represented collections on previously written-off bad debts for the three-month period ended September 30, 2001. Such amounts were reported correctly in the nine-month period ended September 30, 2001. This amendment reports the corrected information for the three months ended September 30, 2001.

         Additionally, in our 2001 Annual Report on Form 10-KSB, we restated our 2001 first, second, and third quarter financial information as disclosed in Note 17 to the consolidated financial statements filed as part of such annual report due to adjustments made to the compensation expense for stock options to non-employees as a result of cancellations of such options. Upon the cancellation of these options, we initially reversed an aggregate of $231,280 of accumulated amortization charges with respect to these cancelled options by crediting $231,280 to stock option compensation expense. Subsequently, we realized that this reversal was not the appropriate accounting treatment. Accordingly, we have now re-recognized $231,280 of stock option compensation expense and correspondingly increased each of paid-in-capital and accumulated deficit by that amount. We intend to continue to apply this revised accounting treatment to any future cancellations of stock options granted to non-employees, as well as become more proactive in staying abreast of, and properly applying, current accounting principles affecting our financial statements. This amendment reports the restated information for the nine months ended September 30, 2001, as a result of which compensation expense has been increased by $231,280.

         This expense adjustment has been allocated to our business segments in the following manner: internet sales and development expense, $90,860; licensed software development and products expense, $94,990; and general and administrative expense, $45,430. No cancellations of stock options issued to non-employees occurred during the three months ended September 30, 2001.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

REVENUES

         Our revenues decreased $1,257,852, or 60%, from $2,098,522 during the 2000 third quarter, to $840,670 during the 2001 third quarter, primarily due to a decrease of $1,332,852 or 81% in our Internet advertising and marketing revenues to $315,670 in 2001 from $1,648,522 in 2000. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000, and which caused many Internet- related businesses, including many of our former clients, to cease operations. As a result, there are significantly fewer companies purchasing online advertising in the industry, and demand for online advertising has fallen significantly below previous levels. In response to these "dot-com" failures, we have tightened our credit-granting policies, which has caused some companies to become ineligible to purchase on credit from us.

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

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

         Software development and product costs decreased by $67,895, or 20%, from $336,099 during the 2000 third quarter to $268,204 in the 2001 third quarter, primarily due to decreases in our use of outside software consultants, and streamlining our use of Internet servers, offset by a small increase in payroll expenses.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased by $71,607 or 52%, from $138,989 during the 2000 third quarter to $67,382 in the 2001 third quarter, largely due to a decrease in bad debt expense caused by the recovery of some previously written-off balances, offset by administrative payroll increases.

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

INTERNET SALES AND DEVELOPMENT EXPENSES

         Our Internet sales and development expenses decreased by $2,508,876, or 61%, from $4,114,888 during the first nine months of 2000 to $1,606,012 during the first nine months of 2001, primarily due to lower demand for online advertising industry-wide, which has produced significant price declines in the industry and has also caused us to purchase less advertising inventory. Internet advertising expenses incurred in the first nine months of 2000 were $3,368,193 and decreased by $2,663,354, or 79%, to $704,839 in the first nine months of 2001, for the same reason. We do not have any material commitments to purchase banner space or other types of advertising space from any of our vendors. We typically enter into short- to intermediate-term purchase agreements with our suppliers, and such agreements are generally cancellable by either party at short notice.

SOFTWARE DEVELOPMENT AND PRODUCT EXPENSES

         Software development and product costs decreased by $87,936, or 9%, from $1,019,634 during the first nine months of 2000 to $931,698 in the first nine months of 2001, due to decreases in our use of outside software consultants, and streamlining our use of Internet servers, offset by a small increase in payroll expense.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses remained relatively flat, increasing slightly by $2,907, or less than 1%, from $674,774 during the first nine months of 2000 to $677,681 in the first nine months of 2001, largely due to a decrease in bad debt expense caused by the recovery of some previously written-off balances, mostly offset by administrative payroll increases.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the first nine months of 2000 or 2001. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $114,864 and $72,641 of expense related to compensatory stock options during the first nine months of 2000 and 2001, respectively.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORT ON FORM 8-K

(a)       EXHIBITS

          Exhibit No.   Description of Exhibit
          -----------   ----------------------

          10.1 Promissory Note, dated November 8, 2001, by eAcceleration Corp. in favor of Clint Ballard.*

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


Dated: August 15, 2002           By:           /s/ E. Edward Ahrens
                                    --------------------------------------------
                                                 E. Edward Ahrens
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

          Exhibit No.   Description of Exhibit
          -----------   ----------------------

          10.1 Promissory Note, dated November 8, 2001, by eAcceleration Corp. in favor of Clint Ballard.*

          99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.

          99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C. 1350.

        ------------------
        *  Previously filed