Form 10QSB
period 2002-06-30
EACCELERATION CORP
filed 2002-08-19
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,373,000 shares of Common Stock, as of August 7, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2001 and
     June 30, 2002 (unaudited)............................................     3
Condensed consolidated statements of operations for the three and six months ended June 30, 2001 (unaudited, as restated) and
     2002 (unaudited) ....................................................     4
Condensed consolidated statements of cash flows for the six months ended June 30, 2001 (unaudited, as restated) and 2002
     (unaudited) .........................................................     5
Notes to condensed consolidated financial statements (unaudited)..........     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................   14

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................   23
Item 2.  Changes in Securities and Use of Proceeds.........................   23
Item 3.  Defaults upon Senior Securities...................................   23
Item 4.  Submissions of Matters to a Vote of Security Holders..............   23
Item 5.  Other Information.................................................   23
Item 6.  Exhibits and Reports on Form 8-K..................................   23

SIGNATURES.................................................................   24

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                  December 31,       June 30,
                                                                                     2001              2002
                                                                                --------------    --------------
                                                                                                    (unaudited)
Current assets:
   Cash                                                                         $     121,031     $     195,155
   Restricted certificate of deposit                                                     -               50,000
   Accounts receivable, net of allowance for doubtful
       accounts of $149,035 and $145,349, respectively                                 99,121             4,091
   Prepaid expenses                                                                      -               23,335
                                                                                --------------    --------------
        Total current assets                                                          220,152           272,581

Property and equipment, net                                                            75,406           144,848
Patents and trademarks, net                                                            72,550            63,726
Other assets                                                                            8,600            13,850
                                                                                --------------    --------------

                                                                                $     376,708     $     495,005
                                                                                ==============    ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                             $     526,894     $     301,846
   Accrued liabilities                                                                171,153           201,885
   Short-term note payable                                                            275,000           275,000
   Current portion of long-term note payable                                             -               16,554
   Deferred revenue - current portion                                                    -              889,589
   Notes payable to stockholders                                                         -              404,000
                                                                                --------------    --------------
      Total current liabilities                                                       973,047         2,088,874
                                                                                --------------    --------------

   Notes payable to stockholders                                                      225,000              -
   Deferred revenue - long-term portion                                                  -               86,458
   Long-term note payable                                                                -               30,715
                                                                                --------------    --------------

     Total liabilities                                                              1,198,047         2,206,047
                                                                                --------------    --------------

Commitments and contingencies                                                            -                 -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,300,000 shares issued and outstanding                                           3,430             3,430
   Additional paid-in capital                                                         685,559           751,253
   Accumulated deficit                                                             (1,510,328)       (2,465,725)
                                                                                --------------    --------------
      Total stockholders' deficit                                                    (821,339)       (1,711,042)
                                                                                --------------    --------------

                                                                                $     376,708     $     495,005
                                                                                ==============    ==============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                              Three Months Ended                     Six Months Ended
                                                   June 30,                                June 30,
                                      ----------------------------------     ----------------------------------
                                           2001                 2002               2001               2002
                                      --------------      --------------     --------------      --------------
                                      (as restated)                          (as restated)
                                                 (unaudited)                            (unaudited)
Revenues:
     Internet advertising             $     368,440       $      38,015      $   1,153,825       $     161,400
     License                                225,000             350,000            750,000             800,000
     Online subscriptions,
     net of estimated refunds                  -                258,175               -                258,175
                                      --------------      --------------     --------------      --------------
                                            593,440             646,190          1,903,825           1,219,575
                                      --------------      --------------     --------------      --------------

Costs of revenues:
     Internet advertising                   507,726              10,529          1,197,174             206,759
     License                                306,756             309,832            663,494             613,604
     Online subscriptions                      -                711,432               -                902,886
                                      --------------      --------------     --------------      --------------
                                            814,482           1,031,793          1,860,668           1,723,249
                                      --------------      --------------     --------------      --------------

Gross profit (loss)                        (221,042)           (385,603)            43,157            (503,674)
                                      --------------      --------------     --------------      --------------

General and administrative
     expenses                               229,754             236,209            610,299             409,003
                                      --------------      --------------     --------------      --------------

Loss from operations                       (450,796)           (621,812)          (567,142)           (912,677)
                                      --------------      --------------     --------------      --------------

Other expense                                  (543)            (14,498)              (654)            (32,908)
                                      --------------      --------------     --------------      --------------

Net loss                              $    (451,339)      $    (636,310)     $    (567,796)      $    (945,585)
                                      ==============      ==============     ==============      ==============

Basic and diluted per-share
  information:                        $       (0.01)      $       (0.02)     $       (0.02)      $       (0.03)
                                      ==============      ==============     ==============      ==============

Weighted average shares
   outstanding --
   Basic and diluted                     34,300,000          34,300,000         34,300,000          34,300,000
                                      ==============      ==============     ==============      ==============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       Six Months Ended
                                                                          June 30,
                                                              ----------------------------------
                                                                   2001                2002
                                                              --------------      --------------
                                                              (as restated)
                                                                         (unaudited)
Cash flows from operating activities:
Net loss                                                      $    (567,796)      $    (945,585)
Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                 34,136              33,392
       Amortization of stock options issued                          59,794              25,694
       Writeoff of bad debts                                           -                 (3,685)
       Settlements with creditors                                      -                (15,156)
       Changes in operating assets and liabilities:
         Accounts receivable                                        740,070              98,715
         Prepaid expenses                                            39,446             (23,335)
         Other assets                                                (2,924)             (5,250)
         Accounts payable                                          (534,655)           (209,892)
         Other current liabilities                                   12,885              30,732
         Deferred revenue                                              -                976,047
                                                              --------------      --------------
       Net cash used in operating activities                       (219,044)            (38,323)
                                                              --------------      --------------

Cash flows from investing activities:
         Purchases of equipment                                      (2,875)            (94,010)
         Payment for restricted certificate of deposit                 -                (50,000)
         Increase in investments                                    (10,000)               -
                                                              --------------      --------------
         Net cash used in investing activities                      (12,875)           (144,010)
                                                              --------------      --------------

Cash flows from financing activities:
       Return of restricted cash to subscribers
         in connection with initial public offering                 774,985                -
       Reduction of liability due to subscribers                   (774,985)               -
       Proceeds from long-term note payable                            -                 52,500
       Increase in short-term note payable                          275,000                -
       Reduction in long-term account payable                       (89,001)               -
       Proceeds from loan payable to stockholders                      -                179,000
       Payments on long-term note payable                              -                 (5,231)
       Capital contribution by stockholders                            -                 40,000
       Distribution to shareholders                                  (3,276)             (9,812)
                                                              --------------      --------------
         Net cash provided by financing activities                  182,723             256,457
                                                              --------------      --------------

Net increase (decrease) in cash                                     (49,196)             74,124
Cash at beginning of period                                         350,607             121,031
                                                              --------------      --------------

Cash at end of period                                         $     301,411       $     195,155
                                                              ==============      ==============

Non-cash financing activity:
       Cancellation of prepaid insurance
       financed with a note payable                           $     209,329       $        -
                                                              ==============      ==============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $        -          $      20,387
                                                              ==============      ==============


     See accompanying notes to condensed consolidated financial statements.

                               eACCELERATION CORP.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION, HISTORY AND BASIS OF PRESENTATION

ORGANIZATION AND NATURE OF OPERATIONS

eAcceleration Corp., a Delaware corporation, (the "Company"), was incorporated on November 1, 1999. At such time, the Company acquired 100% of the issued and outstanding common stock of Acceleration Software International Corporation, a Washington corporation ("ASIC"). ASIC was formed in June 1995 as Ballard Synergy Corporation and immediately merged with Ballard Synergy Corporation, a Nevada corporation ("Ballard"), and changed its name in 1996. Ballard was originally incorporated in the state of Nevada in 1987. In connection with the Company's acquisition of ASIC, the Company issued to its two founding stockholders one share for every two shares of ASIC that was issued and outstanding at such time. This acquisition of ASIC by the Company was accounted for at historical basis similar to a pooling of interests since the companies were under common control.

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

INTERIM DISCLOSURES

The information as of June 30, 2002, and for the three and six months ended June 30, 2001 and 2002, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and six months ended June 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

REVENUE RECOGNITION

Revenues are recognized by the Company as set forth in Note 2 to the consolidated financial statements of the Company appearing in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, except for certain changes with respect to the Company's eAnthology subscription service; such changes are
                               eACCELERATION CORP.

discussed below. Changes with respect to the Company's new contract with Sourcenext Corporation are discussed in Note 3.

During the first quarter of 2002, the Company's subscription-based revenue from eAnthology online subscriptions was subject to a 90-day, unconditional right of refund. Such subscriptions were, and are, offered to consumers on the Internet, and are payable in advance, for service periods of three or twelve months. Subscription periods may, however, exceed 12 months when subscribers purchase additional subscriptions. Because of the Company's broad refund policy during the first quarter of 2002, revenue from subscriptions sold during that period, which consisted primarily of quarterly subscriptions, was deferred in its entirety and was to be recognized when the refund right lapsed, provided that all other revenue recognition criteria have been met. No revenue on eAnthology subscriptions was recognized during the first quarter of 2002.

Beginning in April 2002, the Company changed its return policy for its eAnthology online subscriptions to a 7-day right of refund on quarterly subscriptions. The Company also began aggressively marketing its annual subscriptions, which were subject to a 14-day right of refund. Accordingly, the Company now defers and recognizes revenue on its online subscriptions on a straight-line basis monthly, over the life of the user's subscription, after the right of refund lapses, provided all other revenue recognition criteria have been met. The Company recognizes one half-month's revenue in the month of purchase, equal monthly amounts over the life of the subscription, and the remaining one-half month in the month after the user's subscription expires. Management currently reviews refunds granted to customers during the refund period, as well as other refunds made as a result of, or in order to prevent credit card chargebacks, and provides appropriate estimates of refunds at the time of sale.

Management believes its revenue recognition practices for subscription revenues are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists" and Statement of Position No. 97-2, "Software Revenue Recognition." The Company deferred $876,047 of subscription-based revenue as of June 30, 2002.

RESTATEMENT

The information for the three and six months ended June 30, 2001 has been restated to reflect the adjustments to compensation expense recognized on stock options, as disclosed in Note 17 to the financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENT

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 updates, clarifies and simplifies certain existing accounting pronouncements. Currently, SFAS 145 impacts the Company only with respect to the rescission of SFAS 4. Prior to the issuance of SFAS 145, SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS 4, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") will now be used to classify those gains and losses. SFAS 145 is required to be adopted for fiscal years beginning after May 2002. Generally, applying the provisions of APB No. 30 will distinguish transactions that are unusual or infrequent, and as such may be classified as extraordinary, from those that are part of a company's recurring operations. The Company has elected to adopt the provisions of SFAS 145 early, and as such, has reported all gains on settlements of debt as components of operating income and losses. During the three and six months ended June 30, 2002, the Company had gains from settlements of debt totaling $11,000 and $15,156, respectively, and these gains were reclassified and netted against
                               eACCELERATION CORP.

costs of internet advertising revenues. The Company had no such amounts to reclassify during the three and six months ended June 30, 2001.

NOTE 2 - EARNINGS PER SHARE

The tables set forth below reconcile the components of the basic net income per share calculation to the components of the diluted net income per share calculation.

                                                               Three months ended           Six months ended
                                                                    June 30,                    June 30,
                                                            ------------------------    ------------------------
                                                                2001         2002           2001         2002
                                                            -----------  -----------    -----------  -----------
Weighted average shares outstanding - basic                  34,300,000   34,300,000     34,300,000   34,300,000
Effect of dilutive stock options                                -            -              -            -
                                                            -----------  -----------    -----------  -----------
Weighted average shares outstanding - diluted                34,300,000   34,300,000     34,300,000   34,300,000
                                                            ===========  ===========    ===========  ===========

Since the Company reported net losses for the three and six months ended June 30, 2001 and 2002, stock options have been excluded from the calculation of the weighted average shares outstanding, as their effects are anti-dilutive. Had the Company shown net income for the three and six months ended June 30, 2001, the dilutive effect of the stock options would have been an additional 31,495 and 29,991 shares, respectively. Had the Company shown net income for the three and six months ended June 30, 2002, the dilutive effect of the stock options would have been an additional 31,495 and 29,991 shares, respectively.

NOTE 3 - LONG-TERM CONTRACTS

SOURCENEXT CORPORATION

The Company is a party to a distribution agreement with Sourcenext Corporation, the exclusive distributor of the Company's products in Japan. Prior to January 2002, the Company's agreement with Sourcenext provided for 24 consecutive, fixed, and non-refundable monthly payments of $75,000 beginning in June 2000. The Company was to receive an additional $75,000 per product delivered by the Company under the terms of the agreement, up to 24 such products, during the same 24-month period. The Company delivered 15 products under such agreement. The Company recognized revenue under this contract based on the following principles: persuasive evidence of an agreement existed; delivery of the product had occurred; the fee was fixed or determinable; collectibility was probable; and no significant Company obligations for implementation remained. The Company recognized revenue monthly based on the fixed monthly payments, with the revenues for each software product recorded upon delivery. Management believes these revenue recognition policies are in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

In January 2002, the Company entered into a new agreement with Sourcenext, which replaced the previous agreement with such company. This contract, which was effective January 7, 2002, superceded the previous contract and stated that all financial obligations to either party under the previous contract were deemed satisfied as of the date of such agreement. This agreement granted Sourcenext the exclusive right to reproduce, display, license and sub-license to third parties in Japan, the Company's intellectual and proprietary rights in its software products produced under the contract in exchange for fixed, consecutive, monthly payments of $150,000, from which a 10% Japanese tax was withheld by Sourcenext. The payments were recorded as monthly subscription fees. On May 20, 2002, the Company terminated this distribution agreement with Sourcenext. The Company recorded $300,000 and $750,000 in revenues under this contract during the three and six months ended June 30, 2002.

                               eACCELERATION CORP.

On May 20, 2002, the Company entered into its current agreement with Sourcenext, pursuant to which the Company granted Sourcenext similar distribution rights as the January 2002 agreement. The Company is required to maintain, support, and provide "bug fixes" for products that it licenses to Sourcenext. These provisions are considered post-contract customer support ("PCS") and unspecified upgrades, and are accounted for ratably in accordance with SOP 97-2. The Company is also required to develop new versions (specified upgrades) of certain of these products in the future, but is not required to develop new products for Sourcenext. Additionally, Sourcenext may request additional specified upgrades in the future, which are currently not contemplated in the contract. The current agreement may be terminated at any time, by either party, upon three months' notice, with no further obligations on the part of the Company.

Under the current agreement, the Company received monthly payments of $150,000 for each of June, July and August 2002, and is to receive $50,000 per month thereafter. The payments under the current agreement are also made net of the 10% Japanese withholding tax. The agreement is deemed to contain multiple elements as defined by SOP 97-2. Management has estimated that vendor-specific objective evidence of fair value for PCS services and for unspecified upgrades or enhancements to existing products exists in the amount of $50,000 per month. Accordingly, revenues for these items are recorded on a straight-line basis over the life of the agreement. Management estimates that vendor-specific objective evidence of fair value does not exist for any of the specified upgrades outlined in the agreement, because the Company's historical experience in performing work for this customer indicates that the function or nature of any of the specified upgrades may change at any time at the customer's request. Therefore, management is choosing to recognize revenue on the specified upgrades only upon delivery of all specified upgrades, which is currently scheduled to occur in February 2003 under the terms of the agreement; however, historically, similar deadlines on delivery of upgrades for Sourcenext are often extended by the mutual agreement of the parties.

The amount of residual payments to be received by the Company is $300,000 (the overage of $100,000 paid in each of the first three months) for the specified upgrades. Management recognized $50,000 in revenues for the fair value of PCS services and unspecified upgrades under this agreement in the second quarter of 2002, in accordance with the provisions of SOP 97-2, and has deferred $100,000 of the payment received in June 2002 as a residual payment to be recognized upon delivery of the specified upgrades.

NOTE 4 - NOTES PAYABLE TO BANK

SHORT-TERM NOTE PAYABLE

On June 21, 2001, the Company's subsidiary, ASIC, borrowed $275,000 from a local bank, which was originally due to mature on December 15, 2001, pursuant to a promissory note. On December 13, 2001, the bank renewed this promissory note, extended the maturity date to June 15, 2002, and removed the demand payment provision. On May 24, 2002, the bank extended the maturity date from June 15, 2002 to December 15, 2002, and required the Company to deposit $50,000 into a certificate of deposit with the bank. Such certificate of deposit forms part of the collateral for the promissory note, in accordance with the change in terms agreement entered into by the Company on May 24, 2002, to renew the note. See
Note 7 for a discussion of this certificate of deposit. The note requires monthly payments of interest accrued at 8.5% per annum, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. Upon an event of default, including the failure to pay the loan at maturity, the bank may, at its option, increase the interest rate on the loan by five percentage points. The note requires the Company to comply with various covenants, including production of quarterly financial statements, an annual audit, assumption of no debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and of the Company, and is personally guaranteed by the Company's founding stockholders. The Company utilized the amount borrowed under this note for working capital.

                               eACCELERATION CORP.

LONG-TERM LOAN FOR PURCHASE OF EQUIPMENT

In February 2002, the Company borrowed an additional $52,500 from the local bank referred to above to fund the purchase of certain computer equipment in connection with the development of the Company's eAnthology online subscription service. The loan accrues interest at 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest installments of $1,645. The loan agreement contains certain covenants, which are substantially the same as the covenants contained in the loan agreement discussed above, including a covenant prohibiting assumption of debt to any party without written consent from the bank, and the maintenance of insurance covering the aforementioned computer equipment, as well as the rest of the Company's property. The loan is secured by substantially all the assets of the Company and is personally guaranteed by the Company's two founding stockholders.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

In November and December 2001 and January 2002, the Company borrowed an aggregate of $404,000 from the Company's two founding stockholders, under various promissory notes, to provide additional liquidity for the Company and to be used for working capital. These notes are payable on demand, and interest is payable monthly on the outstanding balance at 10% per annum. It is the intention of such stockholders to not seek repayment on these notes before December 31, 2002. This debt is subordinate to all debts due to the local bank referred to in
Note 4.

NOTE 6 - DISTRIBUTIONS TO STOCKHOLDERS

During the six months ended June 30, 2002, the Company's two founding stockholders received distributions in the aggregate amount of $9,812. During the six months ended June 30, 2001, distributions to such stockholders were made in the aggregate amount of $3,276.

NOTE 7 - RESTRICTED CASH

On May 31, 2002 and June 12, 2002, the Company deposited an aggregate of $50,000 in a certificate of deposit with the bank. The certificate of deposit matures on May 31, 2007 and earns interest at the rate of 3.2% per annum. Under the terms of the certificate of deposit, the deposited funds may not be transferred or withdrawn until the maturity date without the consent of the bank, however interest earned is permitted to be withdrawn prior to maturity. Such certificate of deposit forms part of the collateral for the Company's note payable with the bank, as discussed in Note 4. The bank has informed the Company that it expects the Company to deposit additional funds into this certificate of deposit, of $25,000 per month, where such cash is available, to further collateralize the Company's note with the bank, until the outstanding balance on the note is approximately 100% collateralized by the certificate of deposit. Such additional deposited funds would be subject to the same principal withdrawal restrictions that apply to the original $50,000 balance. See Note 10 for a discussion of a subsequent event relating to the certificate of deposit.

NOTE 8 - SEGMENT DATA

The Company's operations in 2001 were divided into two primary segments, internet advertising and software licensing. Beginning in the first quarter of 2002, the Company decreased its emphasis on internet advertising due to continued declining revenues in that industry, and focused its efforts on increasing its subscription revenue from sales of its eAnthology subscription service. However, due to the Company's method of recognizing revenues on the eAnthology subscription only after the expiration of the right of refund, which is in accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," the Company did not recognize any revenues from the eAnthology subscription service in the first quarter of 2002, as the Company was under a 90-day unconditional
                               eACCELERATION CORP.

right of refund policy. As discussed in Note 1 above, however, the Company changed its refund policy on its eAnthology online subscription service in April 2002, and now recognizes revenue after the right of refund lapses, on a straight-line basis. Because of this change in policy, the Company recognized $258,175 in revenues, net of estimated refunds, from the eAnthology subscription service for the six months ended June 30, 2002.

The Company's internet advertising segment sells various forms of advertising to other businesses in the form of banners, text links, pop-ups/pop-unders, completion pages, dialog boxes and newsletter slots. The advertisements are displayed to visitors to our websites who can respond to the ads online by performing a pre-determined action, as well as download some of our internally-produced software for free in exchange for viewing the advertisements. This segment of the business is decreasing in importance, as the Company focuses most of its efforts at developing and maintaining its eAnthology online subscription service.

The Company's software licensing segment is primarily engaged in producing software products for licensing to our Japanese software licensing customer, Sourcenext.

The following table pertains to the Company's operating segments:

                            Internet                          Online          Consolidated
Reported segments:         Advertising       License       Subscriptions         Total
                         --------------   --------------   --------------    --------------
Revenues:
Three months ended:
June 30, 2001            $    368,440        225,000              -          $     593,440
June 30, 2002            $     38,015        350,000           258,175       $     646,190

Six months ended:
June 30, 2001            $  1,153,825        750,000              -          $   1,903,825
June 30, 2002            $    161,400        800,000           258,175       $   1,219,575

Gross profit (loss):
Three months ended:
June 30, 2001            $  (139,286)        (81,756)             -          $    (221,042)
June 30, 2002            $    27,486          40,168          (453,257)      $    (385,603)

Six months ended:
June 30, 2001            $   (43,349)         86,506              -          $      43,157
June 30, 2002            $   (45,359)        186,396          (644,711)      $    (503,674)

A reconciliation of total operating segment gross profit to total net loss for the three and six months ended June 30, 2001 and 2002 is as follows:

                                                  Three months ended                   Six months ended
                                                      June 30,                              June 30,
                                          --------------------------------      -------------------------------
                                               2001              2002               2001              2002
                                          --------------    --------------      --------------   --------------
   Gross profit for reportable segments   $    (221,042)    $    (385,603)      $      43,157    $    (503,674)
   Corporate general and
   administrative expenses                     (229,754)         (236,209)           (610,299)        (409,003)
   Other expense                                   (543)          (14,498)               (654)         (32,908)
                                          --------------    --------------      --------------   --------------
   Net loss                               $    (451,339)    $    (636,310)      $    (567,796)   $    (945,585)
                                          ==============    ==============      ==============   ==============

                               eACCELERATION CORP.

The Company's geographic revenue information is based on the country in which the sales originate, since all the Company's operations are located in the United States of America. Following is a table that shows the origin of our revenues for the three and six months ended June 30, 2001 and 2002:

                                                                                All Other       Consolidated
Geographic segments:                            U.S.            Asia             Foreign            Total
                                          --------------   --------------    --------------    --------------

Revenues from external customers:
Three months ended:
June 30, 2001                             $     327,441    $     225,000     $      40,999     $     593,440
June 30, 2002                             $     207,867    $     354,437     $      83,886     $     646,190

Six months ended:
June 30, 2001                             $   1,035,075    $     750,000     $     118,750     $   1,903,825
June 30, 2002                             $     301,782    $     813,945     $     103,848     $   1,219,575

No geographic segment data is shown for long-lived assets, as the Company's operations reside entirely in the United States.

SALES CONCENTRATION

During the six months ended June 30, 2001 and 2002, revenues from our largest Asian client accounted for approximately 39% and 66% of the Company's total revenues respectively. See Note 3 for a discussion of the Company's contract with this Asian client.

During the six months ended June 30, 2001, two Internet advertising and marketing clients accounted for 30% of the Company's total revenues. During the six-month period ended June 30, 2002, no Internet advertising client accounted for at least 10% of the Company's total revenue.

During the six months ended June 30, 2002, no single eAnthology subscription client accounted for more than 10% of the Company's total revenue.

RECEIVABLES CONCENTRATION

As of June 30, 2001, two of the Company's Internet advertising clients had receivable balances in excess of 10% of the Company's gross accounts receivable. Their aggregate balance at that date was $185,013, which constituted 43% of gross accounts receivable.

As of June 30, 2002, one of the Company's Internet advertising clients had a balance in excess of 10% of the Company's gross accounts receivable. This client's balance at that date was $116,730, which constituted 78% of gross accounts receivable. The Company has reserved 100% of the receivable from this customer as uncollectible.

As of June 30, 2002, no single eAnthology subscription client's receivable balance totaled more than 10% of gross accounts receivable.

NOTE 9 - SETTLEMENTS WITH VENDORS

During the 2002 first and second quarters, the Company negotiated with some of its vendors to obtain settlements on an aggregate of $22,506 in balances owed to these vendors. The vendors entered into written agreements with the Company to settle the accounts at an average rate of 33 cents per dollar owed, which contributed significantly to
                               eACCELERATION CORP.

easing the Company's cash flow burden. The total gain recorded by the Company upon settling with these vendors equaled $15,156. See Note 1-"Recent Accounting Pronouncement" for details concerning the accounting treatment of these gains.

NOTE 10 - SUBSEQUENT EVENTS

ACTIVITIES UNDER THE COMPANY'S 2002 EQUITY INCENTIVE PLAN

On August 7, 2002, the Company issued an aggregate of 73,000 shares of its common stock under its 2002 Equity Incentive Plan (the "Plan"), all of which were registered under the Securities Act of 1933. Of this amount, 45,500 shares were issued to employees, including 1,000 shares issued to the Company's Chief Financial Officer; 7,500 shares were issued to consultants; and 20,000 shares were issued to non-employee directors. Estimated compensation expense in connection with these issuances is an aggregate of $7,300. The Company estimated the fair value of its common stock, based on an independent appraisal, at $.10 per share.

Additionally, on such date, the Company granted options to purchase an aggregate of 660,000 shares of the Company's common stock under the Plan. Of such amount, there were (a) 10-year options to purchase 585,000 shares of the Company's common stock at an exercise price of $.12 per share granted to employees, including options to purchase 40,000 shares granted to the Company's Chief Financial Officer; (b) five-year options to purchase 15,000 shares of the Company's common stock at an exercise price of $.12 per share granted to a consultant of the Company; and (C)) five-year options to purchase 60,000 shares of the Company's common stock at an exercise price of $.12 per share granted to non-employee directors. The ten-year options vest as to one-tenth on each of the first through tenth anniversaries of the date of grant and the five-year options vest as to one fifth on each of the first through fifth anniversaries of the date of grant. No compensation expense will be recorded for options granted to employees. Options granted to non-employees will be recorded at fair value and amortized over five years.

TERMINATION OF LEASE

As of August 6, 2002, the Company terminated its lease with respect to a 4,500 square foot facility in Poulsbo, Washington, that the Company vacated in October 2001. This property was leased by the Company pursuant to an agreement that would have otherwise expired in 2004, that required monthly payments of $1,874. In accordance with the Company's termination arrangement with the landlord, in exchange for the release of all of the Company's obligations to the landlord, which included unpaid rent for previous months totaling $9,371, the Company paid $1,874 to the landlord for rent for the month of August, and $2,880 to a real estate agent in connection with finding a replacement tenant.

ADDITION TO CERTIFICATE OF DEPOSIT

In July 2002, we invested an additional $75,000 into the certificate of deposit that forms part of the collateral for the Company's notes payable with the local bank, as discussed in Notes 4 and 7. This deposit, in addition to the $50,000 previously existing balance in the certificate of deposit, also earns interest at the rate of 3.2% per annum, and is subject to the same principal withdrawal restrictions that apply to the original $50,000 balance. The balance in the certificate of deposit after the additional July deposits described above totaled $125,000.

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

         UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE REFER TO EACCELERATION CORP. AS "WE," "US" OR "OUR".

         The following discussion should be read with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2001 Annual Report on form 10-KSB. Information for the three and six months ended June 30, 2001 in the following comparisons has been restated to reflect the adjustments to compensation expense recognized on stock options, as disclosed in Note 17 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001.

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

         We began selling our eAnthonlogy online subscription service in late December 2001. We have offered a quarterly subscription-based service which, in the first quarter of 2002,was subject to an unconditional right of refund over the life of the subscription, 90 days, in accordance with our refund policy in effect at the time. Because of our limited historical experience with this service, and the fact that the sales were subject to refund at any time during the quarterly subscriptions, we deferred all revenue on eAnthology subscriptions in the first quarter of 2002.

         Beginning in April 2002, we changed our refund policy to a 7-day right of refund on quarterly subscriptions and a 14-day right of refund on annual subscriptions. Accordingly, we now recognize revenue on our online subscriptions on a straight-line basis monthly over the life of the user's subscription after the right of refund lapses, provided all other revenue recognition criteria have been met. Revenue recognition criteria as outlined in Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," require that: 1) price of the product is fixed or determinable at time of sale; 2) payment has been made, or buyer is obligated to pay; 3) buyer is obligated to pay regardless of theft or damage to the product; 4) buyer acquiring the product for resale has economic substance apart from the seller;
5) seller does not have significant performance obligations after the sale; and
6) the amount of future returns can be reasonably estimated.

         Management currently reviews refunds granted to customers during the refund period, as well as other refunds made as a result of, or in order to prevent credit card chargebacks, and provides appropriate estimates of refunds at the time of sale. All revenue not yet recognized from sales is deferred until future periods. We believe our revenue recognition practices for subscription revenues are in accordance with SFAS No. 48, and Statement of Position ("SOP") No. 97-2, "Software Revenue Recognition."

         On May 20, 2002, we entered into the current agreement with Sourcenext. Under this agreement, we granted Sourcenext the exclusive right to reproduce, display, license and sub-license to third parties in Japan, our intellectual and proprietary rights in our software products produced under the agreement. We are required to maintain, support and provide "bug fixes" for products that we license to Sourcenext. These provisions are considered post-contract customer support ("PCS") and unspecified upgrades, and are accounted for ratably in accordance with SOP 97-2, "Software Revenue Recognition". The agreement also requires us to develop new versions (specified upgrades) of certain of these products in the future, but we are not required to develop new products for Sourcenext. This agreement may be terminated at any time, by either party, upon three months' notice, with no further obligations on our part.

         Under this agreement, we received monthly payments of $150,000 for each of June, July and August 2002, and will receive $50,000 per month thereafter. The payments under the current agreement are made net of a 10% Japanese withholding tax. The agreement is deemed to contain multiple elements as defined by SOP-97-2. We have estimated that vendor-specific objective evidence of fair value for PCS services and for unspecified upgrades or enhancements to existing products exists in the amount of $50,000 per month. Accordingly, revenues for these items are recorded on a straight-line basis over the life of the agreement. We also estimate that vendor-specific objective evidence of fair value does not exist for any of the specified upgrades outlined in the agreement, because our historical experience in performing work for this customer indicates that the function or nature of any of the specified upgrades may change at any time at the customer's request. Therefore, we are choosing to recognize revenue on the specified upgrades only upon delivery of all specified upgrades, which is currently scheduled to occur during February 2003 under the agreement; however, historically, deadlines on delivery of upgrades with Sourcenext are often extended by the mutual agreement of the parties. Additionally, Sourcenext may request additional specified upgrades in the future, which are currently not contemplated in the contract. The amount of residual payments we have received is $300,000 (the overage of $100,000 paid in each of the first three months) for the specified upgrades. We recognized $50,000 in revenues for the fair value of PCS services and unspecified upgrades under this agreement in the second quarter of 2002, in accordance with the provisions of SOP 97-2, and have deferred $100,000 of the payment received in June 2002 as a residual payment to be recognized upon delivery of the specified upgrades.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2002

REVENUES

         Our revenues increased $52,750, or 9%, from $593,440 during the 2001 second quarter, to $646,190 during the 2002 second quarter, primarily due to an increase in licensing revenues of $125,000, or 56%, from $225,000 in the second quarter of 2001 to $350,000 during the 2002 second quarter, and an increase in online subscription revenue of $258,175, net of returns and allowances, which we recognized in the second quarter of 2002. These increases were offset by a decrease in Internet advertising revenue of $330,425, or 90%, which decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000 and still continues. We have reduced our emphasis on this area of the business.

         Revenue from our eAnthology subscription service is subject to a 7-day or 14-day right of refund. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," and SOP No. 97-2, "Software Revenue Recognition," we recognized $155,408 ($150,746 net of returns and allowances) of revenue for sales made during the second quarter of 2002 and deferred $852,294 of subscription revenue on eAnthology subscriptions for sales made during that same period. This deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Revenues from software licensing increased $125,000, or 56%, from $225,000 during the 2001 second quarter to $350,000 during the 2002 second quarter. Until January 7, 2002, we recognized software license revenues in Japan from a distribution agreement with Sourcenext Corporation that has subsequently been superceded. Under the pre-January 2002 agreement with Sourcenext, in addition to monthly payments of $75,000, we received $75,000 for each of the 15 products that we delivered as of January 7, 2002, under the terms of the agreement. As of January 7, 2002, we entered into a revised agreement with Sourcenext pursuant to which we received fixed monthly payments of $150,000, payable on the 7th of each month. On May 20, 2002, after receiving five monthly payments under the January 2002 agreement, we terminated such agreement, and entered into our current distribution agreement with Sourcenext, pursuant to which Sourcenext is obligated to pay us $150,000 per month for each of June, July and August 2002, and $50,000 per month thereafter.

COST OF REVENUES

         Our cost of Internet advertising revenues decreased by $497,197, or 98%, from $507,726 during the 2001 second quarter to $10,529 during the 2002 second quarter, primarily due to our decrease of emphasis in this area of our business. We did not purchase any Internet advertising campaigns for resale to third parties in the second quarter of 2002. Our Internet advertising costs were 28% of Internet advertising revenue in the second quarter of 2002.

         Our cost of licensing revenues increased by $3,076, or 1%, from $306,756 during the 2001 second quarter to $309,832 in the 2002 second quarter, primarily due to our increased use of outside software testers, partially offset by decreased overhead costs. Our licensing costs were 89% of licensing revenues in the 2002 second quarter.

         Our cost of eAnthology subscription revenues totaled $711,432 during the second quarter of 2002, compared to $0 in the second quarter of 2001. Because we did not commence selling this subscription service until late December 2001, there were no costs associated with these revenues during the three months ended June 30, 2001. The cost of subscription revenues constituted 276% of subscription revenues recognized in the period.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $6,455, or 3% from $229,754 in the 2001 second quarter to $236,209 in the 2002 second quarter. This increase is due to several factors, including lower recoveries experienced on bad debt, an increase in bank service charges due to credit card fees and an increase in legal and accounting fees, and was partially offset by decreases in administrative and salary expenses.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the second quarter of 2001 or 2002. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $12,847 of compensation expense during the second quarter of each of 2001 and 2002 as a result of compensatory stock options issued to non-employees.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002

REVENUES

         Our revenues decreased $684,250, or 36%, from $1,903,825 during the first six months of 2001, to $1,219,575 during the first six months of 2002, primarily due to a decrease of $992,425, or 86%, in our Internet advertising and marketing revenues to $161,400 in the first six months of 2002 from $1,153,825 in the first six months of 2001. This decrease is due mainly to the sharp decline in the online advertising market, which commenced in the fourth quarter of 2000 and still continues. The decrease was offset slightly by increases in licensing and online subscription revenues. We have reduced our emphasis on the online advertising segment of our business to focus our efforts on developing our eAnthology online subscription service.

         Revenue from our eAnthology subscription service is subject to 7-day or 14-day right of refund. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," and SOP No. 97-2, "Software Revenue Recognition," we recognized $265,983 ($258,175 net of returns and allowances) of revenue for sales made during the first six months of 2002 and deferred $876,047 of subscription revenue on eAnthology subscriptions for sales made during the same period. This deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Revenues from software licensing increased $50,000, or 7%, from $750,000 during the first six months of 2001 to $800,000 during the first six months of 2002. Until January 7, 2002, we recognized software license revenues in Japan from a distribution agreement with Sourcenext Corporation that has subsequently been superceded. Under the pre-January 2002 agreement with Sourcenext, in addition to monthly payments of $75,000, we received $75,000 for each of the 15 products that we delivered as of January 7, 2002, under the terms of the agreement. As of January 7, 2002, we entered into a revised agreement with Sourcenext pursuant to which we received fixed monthly payments of $150,000, payable on the 7th of each month. On May 20, 2002, after receiving five monthly payments under the January 2002 agreement, we terminated such agreement, and entered into our current distribution agreement with Sourcenext, pursuant to which Sourcenext is obligated to pay us $150,000 per month for each of June, July and August 2002, and $50,000 per month thereafter.

COST OF REVENUES

         Our cost of Internet advertising revenues decreased by $990,415, or 83%, from $1,197,174 during the first six months of 2001 to $206,759 during the first six months of 2002, primarily due to our decrease of emphasis in this area of our business. We did not purchase any Internet advertising campaigns for resale to third parties in the second quarter of 2002. Our Internet advertising costs were 128% of Internet advertising revenues in the first six months of 2002. Our Internet advertising expenses incurred for this business segment in the first six months of 2001 were $580,088 and decreased by $515,446, or 89%, to $64,642 in the first six months of 2002.

         Our cost of licensing revenues decreased by $49,890, or 8%, from $663,494 during the first six months of 2001 to $613,604 in the first six months of 2002, primarily due to decreases in salary and related administrative expenses. Our licensing costs were 77% of revenues in the first six months of 2002.

         Our cost of eAnthology subscription revenues totaled $902,886 during the first six months of 2002, compared to $0 in the first six months of 2001. Because we did not commence selling this subscription service until late December 2001, there were no costs associated with these revenues during the six months ended June 30, 2001. The cost of subscription revenues constituted 350% of subscription revenues recognized in the first six months of 2002.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses decreased $201,296 or 33% from $610,299 in the first six months of 2001 to $409,003 in the first six months of 2002. This decrease is due to several factors, including a decrease in salaries and administrative expenses, a decrease in legal and accounting expense due to the termination of our public offering, and a collections matter not incurred in 2002, as well as decreases in director and officer insurance due to cancellation of the policy in 2001, offset by increases in bank service charges due to credit card fees.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the second quarter of 2001 or 2002. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $59,794 and $25,694 of compensation expense during the first six months of 2001 and 2002, respectively, as a result of compensatory stock options issued to non-employees.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

         We experienced net losses during the six months ended June 30, 2001 and 2002 in the amounts of $(567,796) and $(945,585), respectively. As of June 30, 2002, we had cash of $195,155, a stockholders' deficit of $(1,711,042), and a working capital deficit of $(1,816,293). Throughout 2001 and the first two quarters of 2002, we did not generate sufficient cash flows from operations to support our business, but rather relied on funds provided by our founding stockholders and bank financings to continue in business. Our independent auditors included an explanatory paragraph in their audit report included with our annual report on Form 10-KSB for 2001 which raised substantial doubt about our ability to continue as a going concern.

MANAGEMENT'S PLANS

         We believe that the losses referred to above are principally attributable to the significant decline in our advertising revenues consistent with the overall decline in online advertising prices and demand for such services industry-wide, which has caused us to reduce our activity significantly in that segment of our business. To compensate for the loss of revenue in the Internet advertising segment, we have focused substantially all of our efforts into generating revenues from our eAnthology online subscription service. There can be no assurance, however, that we will recognize sufficient revenues from such subscription service to compensate for previous losses or that we will not continue to incur additional losses in the future.

         Over the past twelve to eighteen months, we have taken a number of measures to curb or offset our negative cash flow from operations. These measures have included:

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

o SETTLEMENTS WITH OUR LARGEST CUSTOMERS. We entered into verbal agreements with some of our largest customers who owed us material balances in an attempt to collect a discounted portion of the total amounts owed to us. These actions, along with more conservative credit-granting policies and aggressive collection efforts, are designed to maximize the amount of cash collected on our receivables. We recovered $259,790 in previously-written-off receivables in 2001 and $770 in the first six months of 2002. There is no assurance that we will continue to collect more of our outstanding receivables with these measures in place in the future.

o SETTLEMENTS WITH OUR LARGEST VENDORS. We have entered into several written settlement and release agreements with some of our vendors, primarily advertising vendors, in order to significantly reduce the amounts payable to these vendors. Beginning in 2001, to date, we have recorded $327,599 in gains associated with these settlements, including a $15,156 gain in the first two quarters of 2002. We may seek to settle more of our accounts payable with vendors to whom we owe material balances; however, there is no assurance that we will be successful in negotiating any such settlements nor that the terms of such settlements will be favorable to us.

o STOCKHOLDER FINANCING. To date, our two founding stockholders have loaned us an aggregate of $404,000 to meet current operating expenses under several promissory notes, and have made a capital contribution of $40,000. If we require additional funds for operations, we believe that such stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from these stockholders will be available when needed, especially in light of restrictions on third-party borrowing imposed by agreements with our bank.

o OUTSIDE FINANCING. Management is considering seeking additional financing through one or more debt, equity or convertible securities offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms, this will likely have an adverse effect on our cash flows, financial position and results of operations.

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         In June 2001, ASIC, our wholly owned subsidiary, borrowed $275,000 from a local bank which was originally due to mature on December 15, 2001, under a short-term promissory note. On December 13, 2001, the bank renewed this promissory note, extended the maturity date to June 15, 2002, and removed the demand payment provision. On May 24, 2002, the bank extended the maturity date from June 15, 2002, to December 15, 2002, and required us to deposit $50,000 into a certificate of deposit with the bank; such certificate of deposit forms part of the collateral for the promissory note, in accordance with the change in terms agreement that we entered into on May 24, 2002 to renew the note. See below for further details on the certificate of deposit.

         This note requires monthly payments of interest accrued at 8.5% per annum, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. Upon an event of default, including the failure to pay the loan at maturity, the bank may, at its option, increase the interest rate on the loan by five percentage points. The note requires us to comply with various covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and our assets, and is personally guaranteed by our two founding stockholders. We utilized the amount borrowed under this note for working capital.

         During the fourth quarter of 2001 and first quarter of 2002, we borrowed an aggregate of $404,000 from our two founding stockholders under various promissory notes to provide us with additional working capital. The notes are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum. The notes violated the loan covenant referred to above regarding creation of debt to third parties without the bank's consent. In order to remedy this covenant violation, such stockholders were required to sign a subordination letter with respect to these notes, which specified that the stockholders' notes would hold secondary priority in the event of the liquidation or dissolution of our company. The subordination letter also specified that the bank reserves the right to restrict repayments of interest and principal on debts owed to our founding stockholders, if, in the opinion of the bank, such repayments to these stockholders would jeopardize our ability to service our debt to the bank, and requires us to obtain the bank's written consent in order to make principal repayments on such debts to these stockholders. As of March 31, 2002, we were in compliance with the provisions of the bank loan and we remained in compliance with such provisions as of June 30, 2002 and the date of this filing. In order to maintain compliance with the terms of the above-mentioned subordination agreement, it is the intention of our founding stockholders to not seek repayment on the notes payable to them prior to December 31, 2002.

         In February 2002, we borrowed an additional $52,500 from the local bank referred to above to fund the purchase of certain computer equipment in connection with the development of our eAnthology online subscription service. The loan accrues interest at an annual rate of 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest payments of $1,645. The loan agreement contains certain covenants, which are substantially the same as the covenants contained in the loan agreement with the bank discussed above, including the prohibition against assuming debt to any party without written consent from the bank. The loan is secured by substantially all our assets and is personally guaranteed by our two founding stockholders. We have repaid $5,231 of the principal balance of this loan as of June 30, 2002.

         Since March 2002, our founding stockholders have not contributed any additional paid-in capital to us in the form of cash or otherwise, nor have we borrowed any funds from them.

         On May 31, 2002 and June 12, 2002, we deposited an aggregate of $50,000 into a certificate of deposit with the bank, to meet their collateral requirement as discussed above. The certificate of deposit matures on May 31, 2007 and earns interest at the rate of 3.2% per annum. Under the terms of the certificate of deposit, the deposited funds may not be transferred or withdrawn until the maturity date without the consent of the bank; however, interest earned is permitted to be withdrawn prior to maturity. The bank has informed us that it expects us to deposit additional funds into the certificate of deposit, of $25,000 per month, where such cash is available, to further collateralize the note with the bank, until the outstanding balance on the note is approximately 100% collateralized by the certificate of deposit. Such additional deposited funds will earn interest at the same rate and are subject to the same withdrawal restrictions as apply to the original $50,000 balance. In July 2002, we deposited $75,000 into this certificate of deposit, so that the aggregate amount of deposited funds is currently $125,000.

TAXES AND S-CORPORATION STATUS

         During the periods presented, we were not subject to federal and state income taxes as we elected to be taxed as an S-corporation. Accordingly, we reported income on our founding stockholders' personal income tax return. At present, the State of Washington does not impose income taxes on corporations but does impose a business and occupation tax on corporations conducting business in the State of Washington. If our number of stockholders grows to 75 or greater, our S-corporation status will cease. Additionally, our stockholders may elect to change our tax status at an earlier date.

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

FACTORS AFFECTING FUTURE OPERATING RESULTS

         WE HAVE RELIED ON DISTRIBUTION AGREEMENTS WITH OUR JAPANESE DISTRIBUTOR, THE CURRENT VERSION OF WHICH MAY BE TERMINATED BY EITHER PARTY UPON THREE MONTHS' NOTICE.

         We currently rely on payments made under our distribution agreement with Sourcenext Corporation for a portion of the cash flow required for our daily operations. In May 2002, we entered into a new distribution agreement with Sourcenext, pursuant to which our revenues will be reduced from $150,000 to $50,000 per month beginning in September 2002. This agreement can be terminated by either party upon three months' notice. There is no assurance that we will be able to continue to produce software to the satisfaction of our Japanese distributor under this contract, and if the contract is terminated, there would be a material adverse effect on our financial position, results of operations and cash flows. Further, the reduction in monthly revenues beginning in September 2002 may also have a material adverse effect on our financial position, results of operations and cash flows. Additionally, we do not hold collateral to secure the payments under this agreement. Therefore, a significant default in payment would also adversely affect us.

         WE MAY BE UNSUCCESSFUL IN THE DEVELOPMENT OF OUR EANTHOLOGY ONLINE SUBSCRIBER BASE.

         We are developing a subscriber base for our eAnthology subscription service as an additional means of distributing some or all of our internally-produced software for a fee. There is no assurance that we will be successful in continuing to market or distribute such a service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate positive operating cash flow.

         OUR EANTHOLOGY SUBSCRIPTION SERVICE RELIES ON USERS PROVIDING THEIR CREDIT CARD NUMBERS OR OTHER PERSONAL INFORMATION ONLINE IN ORDER TO SUBSCRIBE, WHICH MANY USERS MAY BE RELUCTANT TO DO, AND THIS MAY SLOW THE GROWTH OF OUR SUBSCRIPTION SERVICE CONSIDERABLY.

         Our eAnthology online subscription service relies largely on users subscribing to the service using their credit card over the Internet, though other payment methods are available. Users have been known to be reluctant about providing personal information over the Internet, for fear that their information may be electronically "stolen." The unwillingness of users to provide us their personal information over the Internet may inhibit the sales of our eAnthology online subscription from reaching expected levels.

         THE SECURITY MEASURES WE HAVE IN PLACE TO PROTECT USERS' INFORMATION MAY FAIL TO OPERATE PROPERLY AND WE MAY BE SUBJECTED TO LAWSUITS FILED BY USERS FOR MISHANDLING THEIR PERSONAL INFORMATION.

         We collect personal information from users when they subscribe to our eAnthology online subscription service, including their credit card information. While we have security measures in place to protect such information when it is transmitted to us over the Internet, such as Secure-Socket-Layer and other measures, we cannot guarantee that these security measures will not fail, allowing experienced computer programmers, or "hackers", access to such personal information. Such a security breach would present a threat to our users, who may file lawsuits against us, claiming that we have failed to protect their information adequately. We have no insurance protection against such claims, and an unfavorable outcome to such a lawsuit would likely have a material adverse impact on our financial position, cash flows and results of operations.

         WE MAY NOT BE ABLE TO REPAY AMOUNTS DUE UNDER A PROMISSORY NOTE TO OUR BANK.

         As of June 30, 2002 we owed the principal amount of $322,269 plus accrued interest to a local bank, $275,000 of which is pursuant to a promissory note which is payable upon maturity in December 2002. Under the promissory note, if the bank believes that the prospect of payment under the note is impaired, they can declare a default and demand immediate repayment. We cannot guarantee that the bank will not demand payment in full of our loans or deny extension of the loan in the future, particularly if we continue to experience negative cash flow from operations. There can be no assurance that we will have sufficient cash to repay the loans by December 2002 or earlier, if the bank does not agree to extend the maturity date by such time, or declares a default prior to such date.

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of June 30, 2002, we had a working capital deficit of $(1,816,293). Since November 2001, our two founding stockholders have loaned us $404,000 to meet current operating expenses under several long-term notes and made a capital contribution of $40,000. If we require additional funds for operations, we believe that our founding stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from such stockholders will be available when needed, particularly as a result of our covenants with our bank that restrict our ability to incur additional debt from our stockholders or any other third party. We are also considering seeking additional financing through one or more equity or convertible securities offerings, or, to the extent permissible by the bank, debt offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms, this will likely have an adverse effect on our cash flow, financial position, and results of operations.

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

         WE HAVE INCURRED LOSSES IN 2000, 2001 AND THE FIRST TWO QUARTERS OF 2002, AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE AGAIN.

         We have been unprofitable during 2000, 2001 and the first two quarters of 2002, and may continue to incur operating losses for the foreseeable future. During 2000, 2001 and the first two quarters of 2002, we had net losses of $(1,374,564), $(753,176) and $(945,585), respectively. No assurance can be given that we will ever become profitable again nor, if we obtain profitability, that we would thereafter maintain profitability.

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

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit No.   Description of Exhibit
         -----------   ----------------------

         10.1 Agreement, dated as of May 20, 2002, between Sourcenext Corporation and Acceleration Software International Corporation. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: May 20, 2002), filed with the Commission on May 24, 2002).

         10.2 Change in Terms Agreement, dated May 24, 2002, by Acceleration Software International Corporation in favor of American Marine Bank dba Silverdale Bank.

         99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C.ss.1350.

         99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C.ss.1350.

(b)      REPORTS ON FORM 8-K.

         On May 24, 2002, we filed a Current Report on Form 8-K (Date of Report:
May 20, 2002) with the SEC reporting, as an item 5 disclosure, the termination of our distribution agreement with Sourcenext Corporation, the exclusive distributor of our products in Japan, and the execution of a new distribution agreement with Sourcenext as of such date.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EACCELERATION CORP.



Dated: August 19, 2002           By:            /s/ Clint Ballard
                                    --------------------------------------------
                                                 Clint Ballard
                                       President and Chief Executive Officer
                                          (Principal Executive Officer)


Dated: August 19, 2002           By:         /s/ E. Edward Ahrens
                                    --------------------------------------------
                                                E. Edward Ahrens
                                             Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

         Exhibit No.   Description of Exhibit
         -----------   ----------------------

         10.1 Agreement, dated as of May 20, 2002, between Sourcenext Corporation and Acceleration Software International Corporation. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (Date of Report: May 20, 2002), filed with the Commission on May 24, 2002).

         10.2 Change in Terms Agreement, dated May 24, 2002, by Acceleration Software International Corporation in favor of American Marine Bank dba Silverdale Bank.

         99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C.ss.1350.

         99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C.ss.1350.