Form 10QSB
period 2002-09-30
EACCELERATION CORP
filed 2002-11-14
CIK 1098862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   Form 10-QSB


(Mark One)
[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,424,500 shares of Common Stock, as of November 7, 2002.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Condensed consolidated balance sheets as of December 31, 2001
   and September 30, 2002 (unaudited).....................................    3
Condensed consolidated statements of operations for the three and nine months ended September 30, 2001 (unaudited,
   as restated) and 2002 (unaudited) .....................................    4
Condensed consolidated statements of cash flows for the nine months ended September 30, 2001 (unaudited, as restated)
   and 2002 (unaudited) ..................................................    5
Notes to condensed consolidated financial statements (unaudited)..........    6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................   15

Item 3.  Controls and Procedures..........................................   24

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................   25
Item 2.  Changes in Securities and Use of Proceeds........................   25
Item 3.  Defaults upon Senior Securities..................................   25
Item 4.  Submissions of Matters to a Vote of Security Holders.............   25
Item 5.  Other Information................................................   25
Item 6.  Exhibits and Reports on Form 8-K.................................   25

SIGNATURES................................................................   26

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                               EACCELERATION CORP.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                 December 31,     September 30,
                                                                                     2001             2002
                                                                                --------------   --------------
                                                                                                   (unaudited)
Current assets:
   Cash                                                                         $     121,031    $     327,243
   Restricted certificate of deposit                                                     -             125,000
   Accounts receivable, net of allowance for doubtful
       accounts of $149,035 and $9,595, respectively                                   99,121            5,574
   Prepaid expenses                                                                      -              42,962
                                                                                --------------   --------------
          Total current assets                                                        220,152          500,779

Property and equipment, net                                                            75,406          137,131
Patents and trademarks, net                                                            72,550           59,314
Other assets                                                                            8,600           13,850
                                                                                --------------   --------------

                                                                                $     376,708    $     711,074
                                                                                ==============   ==============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                             $     526,894    $     256,917
   Accrued liabilities                                                                171,153          141,115
   Short-term note payable                                                            275,000          275,000
   Current portion of long-term note payable                                             -              16,887
   Deferred revenue - current portion                                                    -           1,991,823
   Notes payable to stockholders                                                         -             404,000
                                                                                --------------   --------------
          Total current liabilities                                                   973,047        3,085,742
                                                                                --------------   --------------

   Notes payable to stockholders                                                      225,000             -
   Deferred revenue - long-term portion                                                  -             129,162
   Long-term note payable                                                                -              26,366
                                                                                --------------   --------------

          Total liabilities                                                         1,198,047        3,241,270
                                                                                --------------   --------------

Commitments and contingencies                                                            -                -

Stockholders' deficit:
   Common stock, par value $.0001; 100,000,000 shares authorized;
     34,373,000 shares issued and outstanding                                           3,430            3,430
   Additional paid-in capital                                                         685,559          771,557
   Accumulated deficit                                                             (1,510,328)      (3,305,183)
                                                                                --------------   --------------
          Total stockholders' deficit                                                (821,339)      (2,530,196)
                                                                                --------------   --------------

                                                                                $     376,708    $     711,074
                                                                                ==============   ==============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                               Three Months Ended                    Nine Months Ended
                                                  September 30,                         September 30,
                                      -----------------------------------    ---------------------------------
                                           2001                 2002              2001               2002
                                      --------------       --------------    --------------     --------------
                                       (as restated)                          (as restated)
                                                 (unaudited)                            (unaudited)
Revenues:
     Internet advertising             $     315,670        $       6,775      $  1,469,495      $     168,175
     License                                525,000              150,000         1,275,000            950,000
     Online subscriptions,
        net of refunds                        -                  521,825             -                780,000
                                      --------------       --------------    --------------     --------------
                                            840,670              678,600         2,744,495          1,898,175
                                      --------------       --------------    --------------     --------------

Costs of revenues:
     Internet advertising                   219,359                7,512         1,416,533            214,271
     License                                268,204              452,165           931,698          1,065,769
     Online subscriptions                     -                  469,047             -              1,130,544
                                      --------------       --------------    --------------     --------------
                                            487,563              928,724         2,348,231          2,410,584
                                      --------------       --------------    --------------     --------------

Gross profit (loss)                         353,107             (250,124)          396,264           (512,409)
                                      --------------       --------------    --------------     --------------

Operating expenses:
     General and administrative
        expenses                            (37,317)             240,170           572,982            649,173
     Advertising expenses                     -                  317,296             -                558,685
                                      --------------       --------------    --------------     --------------
                                            (37,317)             557,466           572,982          1,207,858
                                      --------------       --------------    --------------     --------------

Income (loss) from operations               390,424             (807,590)         (176,718)        (1,720,267)
                                      --------------       --------------    --------------     --------------

Other expense                                (5,891)             (28,875)           (6,545)           (61,783)
                                      --------------       --------------    --------------     --------------

Net income (loss)                     $     384,533        $    (836,465)    $    (183,263)     $  (1,782,050)
                                      ==============       ==============    ==============     ==============

Basic and diluted per-share
  information:                        $         .01        $        (.02)    $       -          $        (.05)
                                      ==============       ==============    ==============     ==============

Weighted average shares
   outstanding --
   Basic                                 34,300,000           34,343,800        34,300,000         34,314,600
                                      ==============       ==============    ==============     ==============
   Diluted                               34,329,991           34,343,800        34,300,000         34,314,600
                                      ==============       ==============    ==============     ==============

     See accompanying notes to condensed consolidated financial statements.

                               EACCELERATION CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Nine Months Ended
                                                                         September 30,
                                                              ----------------------------------
                                                                   2001                2002
                                                              --------------      --------------
                                                               (as restated)
                                                                         (unaudited)
Cash flows from operating activities:
Net loss                                                      $    (183,263)      $  (1,782,050)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
       Depreciation and amortization                                 51,346              52,997
       Net value of stock options vested                             72,641              38,698
       Writeoff of (Adjustment to) bad debts                         19,957             (17,548)
       Settlements with creditors                                  (294,178)            (24,527)
       Loss on disposal of equipment                                  -                  11,921
       Stock grants to employees, directors and third parties         -                   7,300
       Changes in operating assets and liabilities:
       Accounts receivable                                          740,315             111,095
       Prepaid expenses                                              39,446             (42,962)
       Other assets                                                   7,965              (5,250)
       Accounts payable                                            (656,396)           (245,450)
       Other current liabilities                                    (17,810)            (30,038)
       Deferred revenue                                               -               2,120,985
                                                              --------------      --------------
       Net cash provided by (used in) operating activities         (219,977)            195,171
                                                              --------------      --------------

Cash flows from investing activities:
         Purchases of equipment                                      (3,823)           (113,407)
         Deposits made into restricted certificate of deposit         -                (125,000)
         Increase in investments                                    (20,000)              -
                                                              --------------      --------------
         Net cash used in investing activities                      (23,823)           (238,407)
                                                              --------------      --------------

Cash flows from financing activities:
       Return of restricted cash to subscribers
         in connection with initial public offering                 774,985               -
       Reduction of liability due to subscribers                   (774,985)              -
       Proceeds from long-term note payable                           -                  52,500
       Increase in short-term note payable                          275,000               -
       Reduction in long-term account payable                      (142,001)              -
       Proceeds from loan payable to stockholders                     -                 179,000
       Payments on long-term note payable                             -                  (9,247)
       Capital contribution by stockholders                           -                  40,000
       Distribution to shareholders                                  (5,942)            (12,805)
                                                              --------------      --------------
       Net cash provided by financing activities                    127,057             249,448
                                                              --------------      --------------

Net increase (decrease) in cash                                    (116,743)            206,212
Cash at beginning of period                                         350,607             121,031
                                                              --------------      --------------

Cash at end of period                                         $     233,864       $     327,243
                                                              ==============      ==============

Non-cash financing activities:
       Cancellation of prepaid insurance
       financed with a note payable                           $    209,329        $       -
                                                              =============       =============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $     12,606        $     44,169
                                                              =============       =============
       Stock grants to employees, directors and third parties $      -            $      7,300
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

The Company is a provider and licensor of proprietary software that is distributed both through the Internet and via a distributor in Japan. In the past, the Company produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with its software. The Company did not actively pursue this type of business in 2002 due to declines experienced in the online advertising industry. Currently, the Company is developing a subscriber base for its "eAnthology" subscription service as an additional means of distributing some or all of its internally-produced software.

eAnthology is an online subscription service that provides many different computer applications, including the Company's software product line, to consumers. All components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. eAnthology is not defined by any one application, and its nature and content is expected to expand and evolve over time as the needs of the users change. The Company began selling this service in late December 2001.

The Company also licenses localized versions of its software products for distribution in Japan. Under the terms of the distribution agreements with the Company's Japanese distributor (the "distributor"), the Company granted the distributor an unlimited license to sell the software in Japan. This does not materially affect the Company's operations involved in offering software on its websites, either free or as part of a subscription, because this license only applies to localized, Japanese versions of the software, and not the English language versions which are available on the Company's websites. Additionally, users in Japan generally cannot run the English-language versions on their operating systems.

INTERIM DISCLOSURES

The information as of September 30, 2002, and for the three and nine months ended September 30, 2001 and 2002, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The results of operations for the three and nine months ended September 30, 2002, are not necessarily indicative of the results to be expected for the year ending December 31, 2002.

                               eACCELERATION CORP.

REVENUE RECOGNITION

Revenues are recognized by the Company as set forth in Note 2 to the consolidated financial statements of the Company appearing in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, except for certain changes with respect to the Company's eAnthology subscription service; such changes are discussed below. Changes with respect to the Company's new contract with the distributor are discussed in Note 3.

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

Beginning in April 2002, the Company changed its return policy for its eAnthology online subscriptions to a 7-day right of refund on quarterly subscriptions. The Company also began aggressively marketing its annual subscriptions, which were subject to a 14-day right of refund. Accordingly, the Company now defers and recognizes revenue on its online subscriptions on a straight-line basis monthly, over the life of the user's subscription, after the right of refund lapses, provided all other revenue recognition criteria have been met. The Company recognizes one-half month's revenue in the month of purchase, equal monthly amounts over the life of the subscription, and the remaining one-half month in the month after the user's subscription expires. Management currently reviews refunds granted to customers during the refund period, as well as other refunds made as a result of, or in order to prevent credit card chargebacks, and provides for refunds at the time of sale.

Management believes its revenue recognition practices for subscription revenues are in accordance with Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists" and Statement of Position ("SOP") 97-2, "Software Revenue Recognition." The Company deferred
$1,820,985 of subscription-based revenue as of September 30, 2002.

RESTATEMENT

The information for the three and nine months ended September 30, 2001 has been restated to reflect the adjustments to compensation expense recognized on stock options, as disclosed in Note 17 to the financial statements contained in the Company's Form 10-KSB for the year ended December 31, 2001.

RECENT ACCOUNTING PRONOUNCEMENT

In May 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002" ("SFAS 145"). SFAS 145 updates, clarifies and simplifies certain existing accounting pronouncements. Currently, SFAS 145 impacts the Company only with respect to the rescission of SFAS 4. Prior to the issuance of SFAS 145, SFAS 4 required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of the rescission of SFAS 4, the criteria in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" ("APB No. 30") will now be used to classify those gains and losses. SFAS 145 is required to be adopted for fiscal years beginning after May 2002. Generally, applying the
                               eACCELERATION CORP.

provisions of APB No. 30 will distinguish transactions that are unusual or infrequent, and as such may be classified as extraordinary, from those that are part of a company's recurring operations. The Company has elected to adopt the provisions of SFAS 145 early, and as such, has reported all gains on settlements of debt as components of operating income and losses. During the three and nine months ended September 30, 2002, the Company had gains from settlements of debt totaling $9,371 and $24,527, respectively, and these gains were reclassified and netted against costs of internet advertising revenues. For the three and nine month periods ended September 30, 2001, the Company had $294,178 in gains on settlement of accounts payable, which were reclassified into costs of Internet advertising and general and administrative expenses according to the type of payable settled.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." FASB No. 146 rescinds EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Specifically, this Standard applies to: a) termination benefits provided to current employees; b) costs to terminate a contract that is not a capital lease; and c) costs incurred to consolidate facilities or relocate employees. It is effective for exit or disposal activities initiated after December 31, 2002; however, it does not require restatement of prior periods. FASB No. 146 currently does not apply to the Company.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." FASB No. 147 applies to the application of the purchase method of accounting to all acquisitions of financial institutions, and as such, does not apply to the Company.

NOTE 2 - EARNINGS PER SHARE

The tables set forth below reconcile the components of the basic net income per share calculation to the components of the diluted net income per share calculation.

                                                                   Three months ended                    Nine months ended
                                                                      September 30,                         September 30,
                                                            --------------------------------    --------------------------------
                                                                 2001              2002              2001              2002
                                                            --------------    --------------    --------------    --------------
Weighted average shares outstanding - basic                    34,300,000        34,343,800        34,300,000        34,314,600
Effect of dilutive stock options                                   29,991             -                 -                 -
                                                            --------------    --------------    --------------    --------------
Weighted average shares outstanding - diluted                  34,329,991        34,343,800        34,300,000        34,314,600
                                                            ==============    ==============    ==============    ==============

Since the Company reported net losses for the nine months ended September 30, 2001 and for the three and nine months ended September 30, 2002, stock options have been excluded from the calculation of the weighted average shares outstanding, as their effects are anti-dilutive. Had the Company shown net income for the nine months ended September 30, 2001, the dilutive effect of the options would have been an additional 29,991 shares. For the three and nine-month periods ended September 30, 2002, there would have been no dilutive effect from stock options, even if the Company had reported net income for the periods, because the exercise price of all the stock options issued is above the current fair market value of the stock, which causes all the options to be anti-dilutive for purposes of this disclosure.

NOTE 3 - LONG-TERM CONTRACTS

CONTRACT WITH THE DISTRIBUTOR IN JAPAN

The Company is a party to a distribution agreement with a company that is the exclusive distributor of the Company's products in Japan. Prior to January 2002, the Company's agreement with the distributor provided for
                               eACCELERATION CORP.

24 consecutive, fixed, and non-refundable monthly payments of $75,000 beginning in June 2000. The Company was to receive an additional $75,000 per product delivered by the Company under the terms of the agreement, up to 24 such products, during the same 24-month period. The Company delivered 15 products under such agreement. The Company recognized revenue under this contract based on the following principles: persuasive evidence of an agreement existed; delivery of the product had occurred; the fee was fixed or determinable; collectibility was probable; and no significant Company obligations for implementation remained. The Company recognized revenue monthly based on the fixed monthly payments, with the revenues for each software product recorded upon delivery. Management believes these revenue recognition policies are in conformity with the American Institute of Certified Public Accountants' Statement of Position ("SOP") 97-2, "Software Revenue Recognition."

In January 2002, the Company entered into a new agreement with the distributor, which replaced the previous agreement with such company. This contract, which was effective January 7, 2002, superceded the previous contract and stated that all financial obligations to either party under the previous contract were deemed satisfied as of the date of such agreement. This agreement granted the distributor the exclusive right to reproduce, display, license and sub-license to third parties in Japan, the Company's intellectual and proprietary rights in its software products produced under the contract in exchange for fixed, consecutive, monthly payments of $150,000, from which a 10% Japanese tax was withheld by the distributor. The payments were recorded as monthly subscription fees. On May 20, 2002, the Company terminated this distribution agreement with the distributor and entered into its current agreement with such company, pursuant to which the Company granted similar distribution rights to the distributor as outlined in the January 2002 agreement. The Company is required to maintain, support, and provide "bug fixes" for products that it licenses to the distributor. These provisions are considered post-contract customer support ("PCS") and unspecified upgrades, and are accounted for ratably in accordance with SOP 97-2. The Company is also required to develop upgraded versions (specified upgrades) of certain of these products in the future, but is not required to develop new products. Additionally, the distributor may request additional specified upgrades in the future, which are currently not contemplated in the contract. The current agreement may be terminated at any time, by either party, upon three months' notice, with no further obligations on the part of the Company.

Under the May 2002 agreement, the Company received monthly payments of $150,000 for each of June, July and August 2002, and receives $50,000 per month thereafter. The payments under the current agreement are also made net of the 10% Japanese withholding tax. The agreement is deemed to contain multiple elements as defined by SOP 97-2. Management has estimated that vendor-specific objective evidence of fair value for PCS services and for unspecified upgrades or enhancements to existing products exists in the amount of $50,000 per month. Accordingly, revenues for these items are recorded on a straight-line basis over the life of the agreement. Management estimates that vendor-specific objective evidence of fair value does not exist for any of the specified upgrades outlined in the agreement, because the Company's historical experience in performing work for the distributor indicates that the function or nature of any of the specified upgrades may change at any time at the distributor's request. Therefore, management is choosing to recognize revenue on the specified upgrades only upon delivery of all specified upgrades, which is currently scheduled to occur in February 2003 under the terms of the agreement; however, historically, similar deadlines on delivery of upgrades for the distributor are often extended by the mutual agreement of the parties.

The amount of residual payments to be received by the Company is $300,000 (the overage of $100,000 paid in each of the first three months) for the specified upgrades. Management recognized $150,000 in revenues for the fair value of PCS services and unspecified upgrades under this agreement in the third quarter of 2002, in accordance with the provisions of SOP 97-2, and has deferred $200,000 of the payments received in the third quarter of 2002 as a residual payment to be recognized upon delivery of the specified upgrades. Total amounts deferred under this contract for the nine months ended September 30, 2002 are $300,000.

                               eACCELERATION CORP.

NOTE 4 - NOTES PAYABLE TO BANK

SHORT-TERM NOTE PAYABLE

On June 21, 2001, the Company's subsidiary, ASIC, borrowed $275,000 from a local bank, which was originally due to mature on December 15, 2001, pursuant to a promissory note. On December 13, 2001, the bank renewed this promissory note, extended the maturity date to June 15, 2002, and removed the demand payment provision. On May 24, 2002, the bank extended the maturity date from June 15, 2002 to December 15, 2002, and required the Company to deposit $50,000 into a certificate of deposit with the bank. Such certificate of deposit forms part of the collateral for the promissory note, in accordance with the change in terms agreement entered into by the Company on May 24, 2002, to renew the note. See
Note 7 for a discussion of this certificate of deposit. The note requires monthly payments of interest accrued at 8.5% per annum, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. Upon an event of default, including the failure to pay the loan at maturity, the bank may, at its option, increase the interest rate on the loan by five percentage points. The note requires the Company to comply with various covenants, including production of quarterly financial statements, an annual audit, assumption of no debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and of the Company, including the certificate of deposit mentioned above, and is personally guaranteed by the Company's founding stockholders. The Company utilized the amount borrowed under this note for working capital.

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

NOTE 5 - NOTES PAYABLE TO STOCKHOLDERS

Between November 2001 and January 2002, the Company borrowed an aggregate of $404,000 from the Company's two founding stockholders, under various promissory notes, to provide additional liquidity for the Company and to be used for working capital. These notes are payable on demand, and interest is payable monthly on the outstanding balance at 10% per annum. This debt is subordinate to all debts due to the local bank referred to in Note 4. It is the intention of such stockholders to not seek repayment on these notes prior to the Company repaying the principal balances on the two loans currently owed to the local bank.

NOTE 6 - DISTRIBUTIONS TO STOCKHOLDERS

During the nine months ended September 30, 2002, the Company's two founding stockholders received distributions in the aggregate amount of $12,805. During the nine months ended September 30, 2001, distributions to such stockholders were made in the aggregate amount of $5,942.

                               eACCELERATION CORP.

NOTE 7 - RESTRICTED CASH

In the second and third quarter of 2002, the Company deposited an aggregate of $125,000 in a certificate of deposit with the local bank referred to in Note 4. The certificate of deposit matures on May 31, 2007 and earns interest at the rate of 3.2% per annum. Under the terms of the certificate of deposit, the deposited funds may not be transferred or withdrawn until the maturity date without the consent of the bank, however interest earned is permitted to be withdrawn prior to maturity. Such certificate of deposit forms part of the collateral for the Company's short-term note payable with the bank, as discussed in Note 4. The bank informed the Company that it expected the Company to deposit additional funds into this certificate of deposit to further collateralize the loan. No additional deposits to this certificate of deposit have been made since July 2002.

NOTE 8 - SEGMENT DATA

The Company's operations in 2001 were divided into two primary segments, internet advertising and software licensing. Beginning in the first quarter of 2002, the Company decreased its emphasis on internet advertising due to continued declining revenues in that industry, and focused its efforts on increasing its subscription revenue from sales of its eAnthology subscription service. However, due to the Company's method of recognizing revenues on the eAnthology subscriptions only after the expiration of the right of refund, which is in accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," the Company did not recognize any revenues from the eAnthology subscription service in the first quarter of 2002, as the Company was then selling this product under a 90-day unconditional right of refund policy. As discussed in Note 1 above, however, the Company changed its refund policy on its eAnthology online subscription service in April 2002, and now recognizes revenue after the right of refund lapses, on a straight-line basis. Because of this change in policy, the Company recognized $780,000 in revenues, net of refunds, from the eAnthology subscription service for the nine months ended September 30, 2002.

The Company's internet advertising segment has consisted of selling various forms of advertising to other businesses in the form of banners, text links, pop-ups/pop-unders, completion pages, dialog boxes and newsletter slots. The advertisements are displayed to visitors to our websites who can respond to the ads online by performing a pre-determined action, as well as download some of our internally-produced software for free in exchange for viewing the advertisements. This segment of the business is decreasing in importance, as the Company focuses most of its efforts on developing and maintaining its eAnthology online subscription service.

The Company's software licensing segment is primarily engaged in producing software products for licensing to our Japanese software distributor.

                               eACCELERATION CORP.

The following table pertains to the Company's operating segments:

                             Internet                      Online         Consolidated
Reported segments:         Advertising     License      Subscriptions         Total
                         --------------   ---------    --------------    -------------
REVENUES:
Three months ended:
September 30, 2001       $   315,670        525,000          -            $   840,670
September 30, 2002       $     6,775        150,000        521,825        $   678,600

Nine months ended:
September 30, 2001       $ 1,469,495      1,275,000          -            $ 2,744,495
September 30, 2002       $   168,175        950,000        780,000        $ 1,898,175

GROSS PROFIT (LOSS):
Three months ended:
September 30, 2001       $    96,311        256,796          -            $   353,107
September 30, 2002       $      (737)      (302,165)        52,778        $  (250,124)

Nine months ended:
September 30, 2001       $    52,962        343,302          -            $   396,264
September 30, 2002       $   (46,096)      (115,769)      (350,544)       $  (512,409)

A reconciliation of total operating segment gross profit to total net income
(loss) for the three and nine months ended September 30, 2001 and 2002 is as follows:

                                                 Three months ended                    Nine months ended
                                                    September 30,                        September 30,
                                          -------------------------------       ------------------------------
                                               2001             2002                 2001            2002
                                          --------------   --------------       --------------  --------------
   Gross profit (loss) for
      reportable segments                 $     353,107    $    (250,124)       $     396,264   $    (512,409)
   Operating expenses                            37,317         (557,466)            (572,982)     (1,207,858)
   Other expense                                 (5,891)         (28,875)              (6,545)        (61,783)
                                          --------------   --------------       --------------  --------------
   Net income (loss)                      $     384,533    $    (836,465)       $    (183,263)  $  (1,782,050)
                                          ==============   ==============       ==============  ==============

The Company's geographic revenue information is based on the country in which the sales originate, since all the Company's operations are located in the United States of America. Following is a table that shows the origin of the Company's revenues for the three and nine months ended September 30, 2001 and 2002:

                                                                                 All Other       Consolidated
Geographic segments:                            U.S.            Asia              Foreign            Total
                                          --------------   --------------     --------------    ---------------
Revenues from external customers:

Three months ended:
September 30, 2001                        $     263,247          525,000             52,423     $     840,670
September 30, 2002                        $     433,766          153,150             91,684     $     678,600

Nine months ended:
September 30, 2001                        $   1,298,141        1,275,000            171,354     $   2,744,495
September 30, 2002                        $     725,320          967,095            205,760     $   1,898,175

                               eACCELERATION CORP.

No geographic segment data is shown for long-lived assets, as the Company's operations reside entirely in the United States.

SALES CONCENTRATION

During the nine months ended September 30, 2001 and 2002, revenues from our largest Asian client accounted for approximately 46% and 50% of the Company's total revenues, respectively. See Note 3 for a discussion of the Company's contract with this Asian client.

During the nine months ended September 30, 2001, two Internet advertising and marketing clients accounted for 23% of the Company's total revenues. During the nine-month period ended September 30, 2002, no Internet advertising client accounted for at least 10% of the Company's total revenue.

During the nine months ended September 30, 2002, no single eAnthology subscription client accounted for more than 10% of the Company's total revenue.

RECEIVABLES CONCENTRATION

As of September 30, 2001, two of the Company's Internet advertising clients had receivable balances in excess of 10% of the Company's gross accounts receivable. Their aggregate balance at that date was $194,937, which constituted 48% of gross accounts receivable.

As of September 30, 2002, two of the Company's Internet advertising clients had balances in excess of 10% of the Company's gross accounts receivable. Their aggregate balances at that date totaled $13,937, which constituted 92% of gross accounts receivable.

As of September 30, 2002, no single eAnthology subscription client's receivable balance totaled more than 10% of gross accounts receivable.

NOTE 9 - SETTLEMENT OF OPERATING LEASE

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

NOTE 10 - STOCK GRANTS

On August 7, 2002, the Company issued an aggregate of 73,000 shares of its common stock under its 2002 Equity Incentive Plan (the "Plan"), all of which were registered under the Securities Act of 1933. Of this amount, 45,500 shares were issued to employees, including 1,000 shares issued to the Company's Chief Financial Officer, 7,500 shares were issued to consultants, and 20,000 shares were issued to non-employee directors. Compensation expense recorded in connection with these issuances totaled $7,300. The Company estimated the fair value of its common stock, based on an independent appraisal, at $ .10 per share.

                               eACCELERATION CORP.

NOTE 11 - STOCK OPTIONS

On August 7, 2002, the Company granted options to purchase an aggregate of 660,000 shares of the Company's common stock under the Plan. Of such amount, there were (a) 10-year options to purchase 585,000 shares of the Company's common stock at an exercise price of $ .12 per share granted to employees, including options to purchase 40,000 shares granted to the Company's Chief Financial Officer; (b) five-year options to purchase 15,000 shares of the Company's common stock at an exercise price of $ .12 per share granted to a consultant of the Company; and (c) five-year options to purchase 60,000 shares of the Company's common stock at an exercise price of $ .12 per share granted to non-employee directors. The ten-year options vest as to one-tenth on each of the first through tenth anniversaries of the date of grant and the five-year options vest as to one fifth on each of the first through fifth anniversaries of the date of grant. No compensation expense will be recorded for options granted to employees. Options granted to non-employees will be recorded at fair value and amortized over five years.

NOTE 12 - SUBSEQUENT EVENTS

On November 7, 2002, the Company issued an aggregate of 51,500 shares of its common stock under the Plan, all of which were registered under the Securities Act of 1933. Of this amount, 44,500 shares were issued to employees, including 1,000 shares issued to the Company's Chief Financial Officer, and 7,000 shares were issued to outside consultants. Estimated compensation expense to be recorded in connection with these issuances is $5,150. The Company estimated the fair value of its common stock, based on an independent appraisal, at $ .10 per share.

On November 7, 2002, the Company granted options to an employee to purchase 10,000 shares of the Company's common stock under the Plan. The options granted were 10-year options to purchase shares of the Company's common stock at an exercise price of $ .12 per share. The options vest as to one-tenth on each of the first through tenth anniversaries of the date of grant. No compensation expense is expected to be recorded for this option grant, as the Company currently accounts for its stock options under the provisions of APB Opinion No. 25.

During the months of September and October 2002, the Company applied and was approved for merchant accounts with two new merchant banks. These additional merchant accounts were obtained for the purpose of reducing the risk associated with having only one merchant bank account, and in order to distribute the volume of processing across several financial institutions. The Company is seeking to obtain additional merchant accounts from other financial institutions in the future.

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

         UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE REFER TO EACCELERATION CORP. AS "WE," "US" OR "OUR".

         The following discussion should be read with the historical condensed consolidated financial statements, and accompanying notes, which are included herein, and the consolidated financial statements included in our 2001 Annual Report on form 10-KSB. Information for the three and nine months ended September 30, 2001 in the following comparisons has been restated to reflect the adjustments to compensation expense recognized on stock options, as disclosed in
Note 17 to the financial statements contained in our Form 10-KSB for the year ended December 31, 2001.

GENERAL

         We are a provider and licensor of proprietary software that is distributed both through the Internet and via a distributor in Japan. In the past, we produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with our software. While we continue to operate the Internet marketing or advertising business in a reduced manner, we are not actively pursuing this business in 2002 due to the depressed nature of the online advertising industry. Rather, we are developing a subscriber base for our "eAnthology" online subscription service as another means of distributing some or all of our internally-produced software.

         eAnthology is an online subscription service that provides many different computer applications, including our software product line, to consumers. All components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. eAnthology is not defined by any one application, and its nature and content are expected to expand and evolve over time as the needs of our users change. We began selling this service in late December 2001, though no revenue was earned in 2001.

         We also license localized versions of our software products for distribution in Japan. Under the terms of our distribution agreements with our Japanese distributor, we granted the distributor an unlimited license to sell the software in Japan. This does not materially affect our operations involved in offering software on our websites, including with respect to eAnthology, because the distributor license only applies to localized, Japanese versions of the software, and not the English language versions which are available on our websites, including with respect to eAnthology. Additionally, users in Japan generally cannot run the English-language versions on their operating systems.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of its financial position and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the unaudited financial statements relate to revenue recognition and returns and allowances relating to online subscriptions, revenue recognition relating to the distribution of our software products in Japan, and expense allocation.

REVENUE RECOGNITION AND RETURNS AND ALLOWANCES RELATING TO ONLINE SUBSCRIPTIONS

         We began selling our eAnthology online subscription service in late December 2001. We offered a quarterly subscription-based service which, in the first quarter of 2002, was subject to an unconditional right of refund over the life of the subscription, 90 days, in accordance with our refund policy in effect at the time. Because of our limited historical experience with this service, and the fact that the sales were subject to refund at any time during the quarterly subscriptions, we deferred all revenue on eAnthology subscriptions in the first quarter of 2002.

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

         Management currently reviews refunds granted to customers during the refund period, as well as other refunds made as a result of, or in order to prevent, credit card chargebacks. We provide for refunds actually incurred at the time of sale within the allowed refund period, as we do not have sufficient historical data to develop refund estimates as outlined in SFAS No. 48. All revenue not yet recognized from sales is deferred until future periods. We believe our revenue recognition practices for subscription revenues are in accordance with SFAS No. 48, and Statement of Position ("SOP") 97-2,
"Software Revenue Recognition."

REVENUE RECOGNITION RELATING TO THE DISTRIBUTION OF OUR SOFTWARE PRODUCTS IN
JAPAN

         On May 20, 2002, we entered into the current agreement with our Japanese distributor. Under this agreement, we granted to the distributor the exclusive right to reproduce, display, license and sub-license to third parties in Japan, our intellectual and proprietary rights in our software products produced under the agreement. We are required to maintain, support and provide "bug fixes" for products that we license to the distributor. These provisions are considered post-contract customer support ("PCS") and unspecified upgrades, and are accounted for ratably in accordance with SOP 97-2, "Software Revenue Recognition". The agreement also requires us to develop upgraded versions (specified upgrades) of certain of these products in the future, but we are not required to develop new products for the distributor. This agreement may be terminated at any time, by either party, upon three months' notice, with no further obligations on our part.

         Under this agreement, we received monthly payments of $150,000 for each of June, July and August 2002, and will receive $50,000 per month thereafter. The payments under the current agreement are made net of a 10% Japanese withholding tax. The agreement is deemed to contain multiple elements as defined by SOP 97-2. We have estimated that vendor-specific objective evidence of fair value for PCS services and for unspecified upgrades or enhancements to existing products exists in the amount of $50,000 per month. Accordingly, revenues for these items are recorded on a straight-line basis over the life of the agreement. We also estimate that vendor-specific objective evidence of fair value does not exist for any of the specified upgrades outlined in the agreement, because our historical experience in performing work for the distributor indicates that the function or nature of any of the specified upgrades may change at any time at the distributor's request. Therefore, we are electing to recognize revenue on the specified upgrades only upon delivery of all specified upgrades, which is currently scheduled to occur during February 2003 under the agreement; however, historically, deadlines on delivery of upgrades with the distributor are often extended by the mutual agreement of the parties. Additionally, the distributor may request additional specified upgrades in the future, which are currently not contemplated in the contract. The amount of residual payments we have received is $300,000 (the overage of $100,000 paid in each of the first three months) for the specified upgrades. We recognized $150,000 in revenues for the fair value of PCS services and unspecified upgrades under this agreement in the third quarter of 2002, in accordance with the provisions of SOP 97-2, and have deferred $200,000 of the payments received in July and August 2002 as residual payments to be recognized upon delivery of the specified upgrades. Total amounts deferred under this contract to date are $300,000.

EXPENSE ALLOCATION

         Certain identifiable expenses, such as salaries and wages, and advertising expenses, are allocated to the appropriate business segment based on the department in which the expense is incurred. Other non-identifiable expenses made up nearly half of our total expenses in the third quarter of 2002. We have elected to allocate these non-identifiable overhead expenses, which we define as all costs that cannot be attributed to any one particular business segment, based on the relative employee count within the departments that make up each segment of our business. We believe this allocation represents a reasonable estimate of actual costs incurred by each segment of our business.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

REVENUES

         Our revenues decreased $162,070, or 19%, from $840,670 during the 2001 third quarter, to $678,600 during the 2002 third quarter, primarily due to the following two factors: a decrease in Internet advertising revenues of $308,895, or 98%, from $315,670 in the third quarter of 2001 to $6,775 during the 2002 third quarter, resulting from a depressed market in online advertising; and a decrease in licensing revenue of $375,000, or 71%, from $525,000 in the third quarter of 2001, to $150,000 in the third quarter of 2002. These decreases were partially offset by an increase in online subscription revenue of $521,825 recognized in the third quarter of 2002.

         Revenue from our eAnthology subscription service is subject to a 7-day or 14-day right of refund. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," and SOP 97-2, "Software Revenue Recognition," we recognized $242,669 ($225,682 net of returns and allowances) of revenue for sales made during the third quarter of 2002 and deferred $1,241,248 of subscription revenue on eAnthology subscriptions for sales made during that same period. In the three months ended September 30, 2002, we also earned and recognized an additional $296,143, net of returns and allowances, on online subscription sales which had been made during previous periods. The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Revenues from software licensing decreased $375,000, or 71%, from $525,000 during the 2001 third quarter to $150,000 during the 2002 third quarter. Under the pre-January 2002 agreement with the distributor, in addition to monthly payments of $75,000, we received $75,000 for each of the 15 products that we delivered through January 7, 2002, under the terms of the agreement. As of January 7, 2002, we entered into a revised agreement with the distributor pursuant to which we received fixed monthly payments of $150,000, payable on the 7th of each month. In May 2002, after receiving five monthly payments under the January 2002 agreement, we terminated this agreement, and entered into our current distribution agreement with the distributor, pursuant to which the distributor paid us $150,000 per month for each of June, July and August 2002, and continues to be obligated to pay us $50,000 per month thereafter. Under the May 2002 contract, we recognized $50,000 and deferred $100,000 of each of the June, July and August 2002 payments, pending delivery of certain specified products under the contract as discussed in Note 3 to the financial statements contained in this filing.

COST OF REVENUES

         Our cost of Internet advertising revenues decreased by $211,847, or 97%, from $219,359 during the 2001 third quarter to $7,512 during the 2002 third quarter, primarily due to our decrease of emphasis in this area of our business. We did not purchase any Internet advertising campaigns for resale to third parties in the third quarter of 2002. Our Internet advertising costs were 111% of Internet advertising revenue in the third quarter of 2002.

         Our cost of licensing revenues increased by $183,961, or 69%, from $268,204 during the 2001 third quarter to $452,165 in the 2002 third quarter, primarily due to our increased use of outside software testers, and increases in salaries and wages. Our licensing costs were 301% of licensing revenues in the 2002 third quarter.

         Our cost of eAnthology subscription revenues totaled $469,047 during the third quarter of 2002, compared to $0 in the third quarter of 2001. Because we did not commence selling this subscription service until late December 2001, there were no costs associated with these revenues during the three months ended September 30, 2001. The cost of subscription revenues constituted 90% of subscription revenues recognized in the period.

OPERATING EXPENSES

         General and administrative expenses increased $277,487, or 744% from $(37,317) in the 2001 third quarter to $240,170 in the 2002 third quarter. This increase is due to several factors, including a correction of bad debt expense recorded in 2001, increases in consulting expense, and increases in the use of outside software testers.

         Advertising expense consists of advertising purchased from various suppliers for the purpose of promoting our online subscription services on the Internet. In contrast to Internet advertising expenses which make up the majority of our costs of goods sold under the Internet advertising portion of our business, the advertising purchased for our online subscription service is used entirely by our business for promotions and is not resold to third parties. Advertising expense totaled $317,296 for the third quarter of 2002, and was $0 for the third quarter of 2001, as we had not yet commenced promotion for the online subscription services at that time.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at or above the estimated fair market value, no compensation expense relating to these options was charged to operations in the third quarter of 2001 or 2002. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $12,847 and $13,004 of compensation expense during the third quarter of 2001 and 2002, respectively, as a result of compensatory stock options issued to non-employees.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2002

REVENUES

         Our revenues decreased $846,320, or 31%, from $2,744,495 during the first nine months of 2001, to $1,898,175 during the first nine months of 2002, primarily due to a decrease of $1,301,320, or 89%, in our Internet advertising and marketing revenues from $1,469,495 in the first nine months of 2001 to $168,175 in the first nine months of 2002. This decrease is due mainly to reduced emphasis on the Internet advertising and marketing segment of our business, in view of a declining market. The decrease in total revenues was also impacted by decreases in licensing revenues of $325,000, or 25%, from $1,275,000 in the 2001 period to $950,000 in the 2002 period. These decreases were offset by a $780,000 increase in online subscription revenue.

         Revenue from our eAnthology subscription service is subject to a 7-day or 14-day right of refund. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," and SOP 97-2, "Software Revenue Recognition," we recognized $820,097 ($780,000 net of returns and allowances) of revenue for sales made during the first nine months of 2002 and deferred $1,820,985 of subscription revenue on eAnthology subscriptions for sales made during the same period. This deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         The decrease in revenues from software licensing discussed above is due to changes in the terms of our contract with our licensee and distributor in Japan. Under our pre-January 2002 agreement with the distributor, in addition to monthly payments of $75,000, we received $75,000 for each of the 15 products that we delivered as of January 7, 2002, under the terms of the agreement. As of January 7, 2002, we entered into a revised agreement with the distributor pursuant to which we received fixed monthly payments of $150,000, payable on the 7th of each month. On May 20, 2002, after receiving five monthly payments under the January 2002 agreement, we terminated that agreement, and entered into our current distribution agreement with the distributor, pursuant to which the distributor paid us $150,000 per month for each of June, July and August 2002, of which we recognized $50,000 and deferred $100,000 in revenues in each such month, pending delivery of the contract's specified upgrades. The distributor continues to be obligated to pay us $50,000 per month thereafter, which will be recognized ratably over time, as the portion allocatable to PCS services and unspecified upgrades.

COST OF REVENUES

         Our cost of Internet advertising revenues decreased by $1,202,262, or 85%, from $1,416,533 during the first nine months of 2001 to $214,271 during the first nine months of 2002, primarily due to our decrease of emphasis in this area of our business. We did not purchase any Internet advertising campaigns for resale to third parties in the third quarter of 2002. Our Internet advertising costs were 127% of Internet advertising revenues in the first nine months of 2002. Advertising expenses incurred in the Internet advertising segment of the Company in the first nine months of 2001 were $704,839 and decreased by $640,197, or 91%, to $64,642 in the first nine months of 2002.

         Our cost of licensing revenues increased by $134,071, or 14%, from $931,698 during the first nine months of 2001 to $1,065,769 in the first nine months of 2002, primarily due to increases in salary and related administrative expenses, as well as increased use of outside software testers in 2002. Our licensing costs were 112% of revenues in the first nine months of 2002.

         Our cost of eAnthology subscription revenues totaled $1,130,544 during the first nine months of 2002, compared to $0 in the first nine months of 2001. Because we did not commence selling this subscription service until late December 2001, there were no costs associated with these revenues during the nine months ended September 30, 2001. The cost of subscription revenues constituted 145% of subscription revenues recognized in the first nine months of 2002.

OPERATING EXPENSES

         General and administrative expenses increased $76,191 or 13% from $572,982 in the first nine months of 2001 to $649,173 in the first nine months of 2002. This increase is due to several factors, including a correction in bad debt expense recorded in 2001, and was partially offset by a decrease in salaries and administrative expenses.

         Advertising expense consists of advertising purchased from various suppliers for the purpose of promoting our online subscription services on the Internet. In contrast to Internet advertising expenses which make up the majority of our costs of goods sold under the Internet advertising portion of our business, the advertising purchased for our online subscription service is used entirely by our business for promotions and is not resold to third parties. Advertising expense totaled $558,685 for the first nine months of 2002, and was $0 for the first nine months of 2001, as we had not yet commenced promotion for the online subscription services at that time.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in the third quarter of 2001 or 2002. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $72,641 and $38,698 of compensation expense during the first nine months of 2001 and 2002, respectively, as a result of compensatory stock options issued to non-employees.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

         We experienced net losses during the nine months ended September 30, 2001 and 2002 in the amounts of $(183,263) and $(1,782,050), respectively. As of September 30, 2002, we had cash of $327,243, a stockholders' deficit of $(2,530,196), and a working capital deficit of $(2,584,963). Throughout 2001 and the first two quarters of 2002, we did not generate sufficient cash flows from operations to support our business, but rather relied on funds provided by our founding stockholders and bank financings to continue in business. In the third quarter of 2002, however, we generated $195,171 in cash flow from operations. Our independent auditors included an explanatory paragraph in their audit report included with our annual report on Form 10-KSB for 2001 which raised substantial doubt about our ability to continue as a going concern.

MANAGEMENT'S PLANS

         We believe that the losses referred to above are principally attributable to the significant decline in our advertising revenues consistent with the overall decline in online advertising prices and demand for such services industry-wide, which has caused us to reduce our activity significantly in that segment of our business. To compensate for the loss of revenue in the Internet advertising segment, we have focused substantially all of our efforts into generating revenues from our eAnthology online subscription service. While our operating cash flow, as well as overall cash flow, has improved primarily due to sales of our online subscription service, there can be no assurance that we will recognize sufficient revenues from such subscription service to compensate for previous losses or that we will not continue to incur additional losses in the future. Losses may, and probably will, continue to occur, as we are required by accounting standards to recognize revenues pro-rata over the terms of the subscriptions sold, while we are also required to recognize all expenses related to the online subscriptions in the period such expenses are incurred.

         In addition to focusing our efforts on sales of our online subscription services, we have taken a number of measures over the past twelve to eighteen months to curb or offset our negative cash flow from operations. These measures have included:

- SETTLEMENTS WITH OUR LARGEST CUSTOMERS. We entered into verbal agreements with some of our largest customers who owed us material balances in an attempt to collect a discounted portion of the total amounts owed to us. These actions, along with more conservative credit-granting policies and aggressive collection efforts, are designed to maximize the amount of cash collected on our receivables. We recovered $259,790 in previously-written-off receivables in 2001 and $770 in the first nine months of 2002. There is no assurance that we will continue to collect more of our outstanding receivables with these measures in place in the future.

- SETTLEMENTS WITH OUR LARGEST VENDORS. We have entered into several written settlement and release agreements with some of our vendors, primarily advertising vendors, in order to significantly reduce the amounts payable to these vendors. Beginning in 2001, to date, we have recorded $336,970 in gains associated with these settlements, including a $24,527 gain in the first three quarters of 2002. We may seek to settle more of our accounts payable with vendors to whom we owe material balances; however, there is no assurance that we will be successful in negotiating any such settlements nor that the terms of such settlements will be favorable to us.

- STOCKHOLDER FINANCING. To date, our two founding stockholders have loaned us an aggregate of $404,000 to meet current operating expenses under several promissory notes, and have made a capital contribution of $40,000. There is no assurance that any additional funding from these stockholders will be available if and when needed, especially in light of restrictions on third-party borrowing imposed by agreements with our bank.

- OUTSIDE FINANCING. Management is considering seeking additional financing through one or more debt, equity or convertible securities offerings, but may be unsuccessful at raising additional capital or financing through these offerings at terms acceptable to management.

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         In June 2001, ASIC, our wholly owned subsidiary, borrowed $275,000 from a local bank which was originally due to mature on December 15, 2001, under a short-term promissory note. Such note has been renewed in 2002 to mature on December 15, 2002, and the bank required us to deposit $50,000 into a certificate of deposit with the bank at renewal; such certificate of deposit forms part of the collateral for the promissory note, in accordance with the change in terms agreement that we entered into in 2002 to renew the note. In July 2002, we deposited an additional $75,000 into the certificate of deposit at the request of the bank to further collateralize the note. We have not made further deposits since that date. This certificate matures on May 31, 2007, and earns interest at the rate of 3.2% per annum. The deposited funds may not be transferred or withdrawn until maturity without prior written consent from the Bank, but interest may be withdrawn currently.

         The note referenced above requires monthly payments of interest accrued at 8.5% per annum, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. Upon an event of default, including the failure to pay the loan at maturity, the bank may, at its option, increase the interest rate on the loan by five percentage points. The note requires us to comply with various covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. The note is secured by the assets of ASIC and our assets, including the certificate of deposit mentioned above, and is personally guaranteed by our two founding stockholders. We utilized the amount borrowed under this note for working capital.

         During the fourth quarter of 2001 and first quarter of 2002, we borrowed an aggregate of $404,000 from our two founding stockholders under various promissory notes to provide us with additional working capital. The notes are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum. The notes violated the loan covenant referred to above regarding creation of debt to third parties without the bank's consent. In order to remedy this covenant violation, such stockholders signed a subordination letter which specified that the stockholders' notes would hold secondary priority in the event of the liquidation or dissolution of our company; it also specified that the bank reserved the right to restrict repayments of interest and principal on debts owed to our founding stockholders, if, in the opinion of the bank, such repayments to these stockholders would jeopardize our ability to service our debt to the bank. Further, the bank required us to obtain its written consent in order to make future principal repayments on such debts to these stockholders. As of March 31, 2002, we were in compliance with the provisions of the bank loan and we have remained in compliance with such provisions since such time. In order to maintain compliance with the terms of the above-mentioned subordination agreement, it is the intention of our founding stockholders to not seek repayment on the notes payable to them prior to paying down the principal balances on the two loans currently owed to the bank.

         In the first quarter of 2002, we borrowed an additional $52,500 from the local bank referred to above to fund the purchase of certain computer equipment in connection with the development of our eAnthology online subscription service. The loan accrues interest at an annual rate of 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest payments of $1,645. The loan agreement contains substantially the same covenants contained in the loan agreement with the bank discussed above. The loan is secured by substantially all our assets and is personally guaranteed by our two founding stockholders. We have repaid $9,247 of the principal balance of this loan as of September 30, 2002.

         Since March 2002, our founding stockholders have not contributed any additional paid-in capital to us in the form of cash or otherwise, nor have we borrowed any funds from them.

         The success of our online subscription service, which constituted 77% of our revenues for the three months ended September 30, 2002, is highly dependent on the ability to sell the service to subscribers via the Internet. Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer's credit card information and processes the sale electronically. For the first three quarters of 2002, we utilized only one merchant bank and one payment gateway provider to facilitate all of our credit card transactions, but have since contracted with additional providers of each of these services to mitigate the risks associated with becoming overly dependent on a sole provider for such services. We are also continuing to negotiate with other merchant banks for further diversification of risk.

TAXES AND S-CORPORATION STATUS

         During the periods presented, we were not subject to federal and state income taxes as we elected to be taxed as an S-corporation. Accordingly, we reported income on our founding stockholders' personal income tax return. At present, the State of Washington does not impose income taxes on corporations, but does impose a business and occupation tax on corporations conducting business in the State of Washington. If our number of stockholders grows to 75 or greater, our S-corporation status will cease. Additionally, our stockholders may elect to change our tax status at an earlier date.

         In connection with our distribution agreement with our Japanese distributor, we are subject to a 10% withholding tax in Japan on software licenses sold in that country. Payments under this agreement are received net of the withheld tax from the distributor. Currently, under our S-corporation status, these payments are not considered deductible expenses for income tax purposes, as we are not subject to income tax; rather, the expenses flow through to our stockholders' personal income tax returns. We report these amounts as "general and administrative" expenses.

INFLATION

         We believe that inflation has generally not had a material impact on our operations.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         WE ARE HEAVILY DEPENDENT ON THE PROCESSING OF CREDIT CARD TRANSACTIONS IN CONNECTION WITH OUR EANTHOLOGY SUBSCRIPTION SERVICE. ANY SIGNIFICANT INTERRUPTION IN THE PROCESSING OF OUR CREDIT CARD TRANSACTIONS COULD HAVE SERIOUS ADVERSE EFFECTS ON OUR COMPANY.

         The success of our online subscription service, and our business as a whole, is highly dependent on our ability to sell subscriptions over the Internet to consumers. Over 90% of our sales of our eAnthology subscriptions, which constituted 77% of our revenues for the three months ended September 30, 2002, are completed via credit card sale. For the first three quarters of 2002, we utilized only one merchant bank and one payment gateway provider to facilitate all of our credit card transactions. Although we have contracted with additional providers of these services, any failure on the part of these companies to successfully facilitate the processing of our credit card transactions could restrict our ability to sell our services, which would have serious adverse effects on our financial position, cash flows and results of operations.

         OUR EANTHOLOGY SUBSCRIPTION SERVICE RELIES ON USERS PROVIDING THEIR CREDIT CARD NUMBERS OR OTHER PERSONAL INFORMATION ONLINE IN ORDER TO SUBSCRIBE, WHICH MANY USERS MAY BE RELUCTANT TO DO, AND THIS MAY SLOW OR STOP THE GROWTH OF OUR SUBSCRIPTION SERVICE.

         Our eAnthology online subscription service relies largely on users subscribing to the service using their credit card over the Internet, though other payment methods are available. Users have been known to be reluctant to provide personal information over the Internet, for fear that their information may be electronically "stolen." The unwillingness of users to provide us their personal information over the Internet may inhibit the sales of our eAnthology online subscription from reaching expected levels.

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

         WE MAY BE UNSUCCESSFUL IN GROWING OUR EANTHOLOGY ONLINE SUBSCRIPTION SERVICE.

         We are developing a subscriber base for our eAnthology subscription service as an additional means of distributing some or all of our internally-produced software for a fee. There is no assurance that we will be successful in growing or distributing such a service in future periods, nor that user acceptance of the service will continue.

         WE HAVE RELIED ON DISTRIBUTION AGREEMENTS WITH OUR JAPANESE DISTRIBUTOR, THE CURRENT VERSION OF WHICH AGREEMENT MAY BE TERMINATED BY EITHER PARTY UPON THREE MONTHS' NOTICE.

         We currently rely on payments made under our distribution agreement with our Japanese distributor for a portion of the cash flow required for our daily operations. In May 2002, we entered into a new distribution agreement with the distributor, pursuant to which our revenues were reduced from $150,000 to $50,000 per month beginning in September 2002. This agreement can be terminated by either party upon three months' notice. There is no assurance that we will be able to continue to produce software to the satisfaction of our Japanese distributor under this contract, and if the contract is terminated, there would be a material adverse effect on our financial position, results of operations and cash flows. Further, the reduction in monthly revenues which began in September 2002 may also have a material adverse effect on our future financial position, results of operations and cash flows. Additionally, we do not hold collateral to secure the payments under this agreement. Therefore, a significant default in payment would also adversely affect us.

         WE MAY NOT BE ABLE TO REPAY AMOUNTS DUE UNDER A PROMISSORY NOTE TO OUR BANK.

         As of September 30, 2002 we owed the principal amount of $318,253 plus accrued interest to a local bank, $275,000 of which is pursuant to a promissory note which is payable upon maturity in December 2002. Under the promissory note, if the bank believes that the prospect of payment under the note is impaired, it can declare a default and demand immediate repayment. We cannot guarantee that the bank will not demand payment in full of our loans or deny extension of the loan in the future. There can be no assurance that we will have sufficient cash to repay the loans by December 2002 or earlier, if the bank does not agree to extend the maturity date by such time, or declares a default prior to such date.

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of September 30, 2002, we had a working capital deficit of $(2,584,963). Since November 2001, our two founding stockholders have loaned us $404,000 under several promissory demand notes and made a capital contribution of $40,000 to meet current operating expenses. There is no assurance that any additional funding from such stockholders will be available if and when needed, particularly in light of our covenants with our bank that restrict our ability to incur additional debt from our stockholders or any other third party. We are also considering seeking additional financing through one or more debt, equity or convertible securities offerings. We may be unsuccessful at raising additional capital or financing through these offerings at terms acceptable to management.

         WE MAY INCUR SIGNIFICANT EXPENSES WITH RESPECT TO THE LOCALIZATION OF OUR SOFTWARE TO EACH LOCAL LANGUAGE OR CULTURE WHERE WE SEEK TO DISTRIBUTE OUR SOFTWARE.

         We seek to distribute our subscription service worldwide over the Internet. As we develop new software or distribute existing software to foreign regions, we could incur significant costs associated with localization if the software in its present form does not gain acceptance among users. Additionally, with respect to our Japanese distributor, we cannot guarantee that the current localization efforts we perform on our software, which are currently effectuated for Japanese users by us and the distributor, will continue to be acceptable to Japanese users.

         WE HAVE INCURRED LOSSES IN 2000, 2001 AND THE FIRST THREE QUARTERS OF 2002, AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE AGAIN.

         We have been unprofitable during 2000, 2001 and the first three quarters of 2002, and may continue to incur operating losses for the foreseeable future. During 2000, 2001 and the first three quarters of 2002, we had net losses of $(1,374,564), $(753,176) and $(1,782,050), respectively. No assurance can be given that we will ever become profitable again nor, if we obtain profitability, that we would thereafter maintain profitability.

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

ITEM 3.  CONTROLS AND PROCEDURES

         Our principal executive and financial officers have concluded, based on their evaluation as of a date within 90 days before the filing of this Form 10-QSB, that our disclosure controls and procedures under Rule 13a-14 of the Securities Exchange Act of 1934 are effective to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information we are required to disclose in such reports is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

         Subsequent to our evaluation, there were no significant changes in internal controls or other factors that could significantly affect these internal controls.

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

         10.1 Merchant Agreement between eAcceleration Corp. and Merchant e-Solutions.

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

                                        EACCELERATION CORP.



Dated: November 14, 2002         By:          /s/ Clint Ballard
                                     -------------------------------------------
                                                     Clint Ballard
                                         President and Chief Executive Officer
                                             (Principal Executive Officer)


Dated: November 14, 2002         By:         /s/ E. Edward Ahrens
                                     -------------------------------------------
                                                  E. Edward Ahrens
                                              Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                   SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Clint Ballard, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of eAcceleration
         Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                  /s/ Clint Ballard
                                          --------------------------------------
                                          Clint Ballard
                                          President and Chief Executive Officer

                   SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, E. Edward Ahrens, certify that:

1.       I have reviewed this quarterly report on Form 10-QSB of eAcceleration
         Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 14, 2002                       /s/ E. Edward Ahrens
                                               ---------------------------------
                                               E. Edward Ahrens
                                               Chief Financial Officer

                                  EXHIBIT INDEX


         Exhibit No.   Description of Exhibit
         -----------   ----------------------

         10.1 Merchant Agreement between eAcceleration Corp. and Merchant e-Solutions.

         99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C.ss.1350.

         99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C.ss.1350.