Form 10KSB
period 2002-12-31
EACCELERATION CORP
filed 2003-04-15
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: DECEMBER 31, 2002

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                                                               Par Value $0.0001

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     State issuer's revenues for its most recent fiscal year:  $2,876,241

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not Applicable

     As of March 1, 2003, there was a total of 34,424,500 shares of the issuer's common stock outstanding.

     Traditional Small Business Disclosure Format (check one)
                                                      Yes              No   X
                                                          ------          -----

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
                               eACCELERATION CORP.

                              INDEX TO FORM 10-KSB

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Description of Business.........................................    3

Item 2.   Description of Property.........................................    14

Item 3.   Legal Proceedings...............................................    15

Item 4.   Submission of Matters to a Vote of Security Holders.............    15

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........    16

Item 6.   Management's Discussion and Analysis............................    16

Item 7.   Financial Statements............................................    23

Item 8.   Changes In and Disagreements with Accountants on Accounting
             and Financial Disclosure.....................................    24

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............    24

Item 10.  Executive Compensation..........................................    26

Item 11.  Security Ownership of Certain Beneficial Owners and Management..    28

Item 12.  Certain Relationships and Related Transactions..................    29

Item 13.  Exhibits List and Reports on Form 8-K...........................    30

Item 14.  Controls and Procedures.........................................    30

Item 15.  Principal Accountant Fees and Services..........................    31

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

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         We are a provider and licensor of proprietary software that is distributed both through the Internet and via a distributor in Japan. Our primary focus is developing a subscriber base for our "eAnthology" online subscription service as the leading means of distributing some or all of our internally-produced software. In the past, we produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with our software. We did not actively pursue this business in 2002 due to the depressed nature of the online advertising industry.

         eAnthology is an online subscription service that can provide many different computer applications, including our own software product line, to consumers. We expect it to be composed of various different applications, and all components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. During 2002, we focused most of our efforts on developing our virus protection system for the consumer market. Our virus scanner alerts users to the presence of not only viruses, but also spyware, malware, (i.e., malicious software designed specifically to damage or disrupt a system, such as a virus) and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which then can e-mail such file to a remote recipient). It provides cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats. eAnthology is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our users change. We endeavor to constantly respond to the needs of the consumer market, and eAnthology is designed to meet those needs.

         We also license localized versions of our software products for distribution in Japan. Under the terms of our distribution agreement with our Japanese distributor, Sourcenext Corporation, we have granted our distributor an unlimited license to sell the software in Japan. This does not materially affect our operations involved in offering software through our websites or otherwise over the Internet, either free or as part of a subscription, because the distributor's license only applies to localized, Japanese versions of the software, and not the English language versions which are available on our websites or over the Internet, including with respect to eAnthology. Additionally, users in Japan generally cannot run the English-language versions on their operating systems.

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

         In 1996, we began developing our Internet advertising and marketing business model, under which we provided our software and third-party products for free to users who agreed to utilize one of our websites, homepageware.com, as their Internet browser's starting page. This generated significant traffic to our homepageware websites, allowing us to sell pay-for-performance Internet advertising to our advertising and marketing clients. Towards the end of 2000 this industry began its decline, which we believe was a catalyst in the demise of many "dot-com" companies, many of which comprised our online advertising client base.

         We began developing a subscriber base for certain of our products on a small scale in late 2000. At first, this service was offered as an advertising-supported service, but over time we began to charge a nominal price for it, thereby compensating for declining advertising revenues. This service developed into our eAnthology subscription service during 2002. We seek to change the offerings on eAnthology to meet the changing needs of an ever-increasing online population in the United States and abroad. Throughout 2002, we focused most of our efforts into generating revenues from our eAnthology service.

PRODUCTS AND SERVICES

         We develop a variety of software titles and license them through three distribution methods:

         -  selling online subscription services;
         -  licensing to our Japanese distributor; and
         -  offering free downloads supported by online advertising.

         Our software products and distribution methods are described in detail below:

SOFTWARE PRODUCTS

         We currently produce the following software products, among others:

         D-TIME speeds the performance of CD-ROM drives. First introduced in 1994, it was our first retail computer software application product. It operates on the Windows 95, Windows 98, Windows 2000 and Windows XP operating systems.

         NET BUTLER is a download manager that can manage multiple downloads at once, can pause a download mid-stream and can resume a download if the Internet connection is lost.

         PHANTOM CD allows users to make a virtual copy of CD-ROMs onto their hard drive, which enables users to eliminate the need for the CD-ROM and increases performance speed. It operates on the Windows 95, Windows 98, Windows Millenium Edition, Windows 2000 and Windows XP operating systems.

         STOP-SIGN is an antivirus protection system for the consumer market. It scans for viruses, spyware, malware, and keyloggers. If a virus or other undesirable software is detected, it provides a cure for the infected machine. In addition, we offer ongoing support and protection to safeguard the customer against future threats. This product was previously one of the components of the Veloz transformer system. In 2002 it became a component of the eAnthology online subscription service.

         SUPERFASSST increases the speed of a computer's performance in several respects, including starting computer applications and accessing folders. It operates on the Windows 95, Windows 98, Windows Millenium Edition, Windows 2000 and Windows XP operating systems. We have been issued three patents with respect to this product.

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

         VELOZ is an integrated email transformer system which performs various useful functions on outbound and inbound emails, such as encryption and compression. Each "transformer" performs a different function, but works seamlessly in conjunction with the other transformers. Current transformers include:

         - ACCELERATOR - this product speeds up both the sending and receiving of large emails. It can also resume downloads of interrupted emails and provide notification and choice to the user regarding the receipt of large emails.

         - ENCRYPTOR - this product is designed to encrypt and decrypt email utilizing 128-bit encryption, and features automatic key management, requiring no system administrator. It allows email to be read only by the intended recipient.

         - TERMINATOR - this product allows the sender of an email to determine how the message is used by limiting dissemination capabilities and by determining the number of times the message may be read, the amount of time it may be read, and the specific message expiration date.

We plan to include new Veloz components in the future, and to provide even more flexibility regarding a user's email. We believe that as new, single-function email enhancement products are produced by other companies, we will be able to produce transformers integrated with Veloz that are technologically comparable or superior to such stand-alone products in the respective submarket, though no assurance can be given in this regard.

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

         EANTHOLOGY is an online subscription service that licenses certain of our software titles to users for a subscription fee that may vary depending on the level of service provided. The service currently features Stop Sign, Z.E.U.S., Net Butler, The 4th Coming and several other online games.

DISTRIBUTION METHODS

         ONLINE SUBSCRIPTION SERVICE: We are currently devoting substantial resources towards continuing to develop the online subscription service that we sell directly to users over the Internet called "eAnthology." We began offering the service in December 2001 and by the end of the year 2002 it accounted for approximately 56% of our total revenues. Through this service, we license certain of our software titles, described above, to users for a subscription fee that varies depending on the level of service provided. This service is composed of several different computer applications and is designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. We expect that the nature and content of eAnthology will expand and evolve over time as the needs of our users change. The primary component of eAnthology during 2002 was our antivirus protection system for the consumer market. Several additional products were being tested at year-end, but none were ready for commercial deployment. These anticipated future products may include other consumer-oriented products, such as games and utility software.

         We expect that eAnthology will be made up of many different types of software, with each type of software performing a unique function. We expect that this will differentiate it from other services in the marketplace which are designed to perform only one or a few functions. There are dozens of single-function products on the marketplace that perform similar functions to those performed by each of the anticipated components of eAnthology. However, we believe that having more than one of such single-function products on a user's computer could be problematic or even impossible, due to interoperability problems between products from multiple vendors. With eAnthology, we expect that all the components will work together as an integrated system. As we add more components, the functionality of the service will grow.

         SOFTWARE LICENSING: We license software products to our Japanese distribution client, Sourcenext Corporation. Most of the products described above have been licensed to this client for distribution exclusively in Japan, except for eAnthology. Our contract with the distributor grants it the exclusive right to reproduce, display, license and sub-license our intellectual and proprietary rights in our software products to third parties in Japan. We are required to maintain, support and provide "bug fixes" for these products and to develop specified upgraded versions of certain of these products in the future, but we are not required to develop new products for the distributor. This agreement may be terminated at any time, by either party, upon three months' notice, with no further obligations on our part. Software products that are distributed in Japan are "localized", that is, modified to meet the needs of non-English speaking users, incorporating all of the changes necessary to meet functionality requirements made by the distributor, while making them more culturally acceptable to the users.

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

         Throughout 2002, the online advertising industry continued to show a steady, significant decline in terms of both volume and prices, and many online companies, including many of our clients, did not survive that decline. As a result, our revenue from this activity has dropped considerably and we have decreased our emphasis in this area of business.

MARKET

         As the Internet continues to expand, the size of our market also expands. We estimate that the potential market for possible subscribers currently is approximately 116 million people worldwide. We believe there are many more people using the Internet worldwide, approximately 580 million according to research published by Nielsen/Netratings in their Fourth Quarter 2002 Global Internet Trends. However, we feel that the 116 million represents people from countries with high enough income levels to afford our minimum introductory subscription price in U.S. dollars.

         Rather than viewing the eAnthology market as a single monolithic market, we view it as the sum of many smaller markets. Since eAnthology is a service that is expected to be composed of multiple products and services that, we believe, "transform" the end user's experience, it may not be readily apparent to a non-technical end user how to best utilize eAnthology. We have identified several target markets based on the various combinations of functions available within eAnthology, and we have pinpointed what we believe are the primary benefits for each market based on the fast, safe, easy and fun features of eAnthology. Our advertisements directed at each target market highlight one or several of these features.

STRATEGY

         Since 1996, we have been developing and refining better and more efficient ways to utilize the Internet as an advertising and direct marketing medium. Our strategy for our eAnthology subscription service consists of utilizing the extensive expertise we gained in the Internet advertising industry, on behalf of our advertising and marketing clients, for our own benefit, by promoting our own service and product offerings via our websites through "pop-ups", "pop-unders", and other advertising media purchased from third parties, utilizing internally developed advertising content.

         We believe that we have been effective in reaching an audience of consumers with our eAnthology service. This audience is composed not only of people in the U.S., but encompasses Internet users all over the globe. Based on data published by Nielsen/Netratings, we believe that this market is continually expanding. We also believe that the users' expectations regarding the services available to them on the Internet are continually increasing as well. We have determined that users want products that will make their experience online a positive experience in the following ways:

         FAST. Time is a precious commodity. We believe that the average person does not want to wait a long time for services or products. We are experienced at producing products that accelerate the speed of the user's experience online.

         SAFE. The threat of viruses and other harmful software transmitted online via email or other means is very real, and users desire and expect to be protected from such threats, as well as any other unwanted invasions of their online experience.

         EASY. We realize that the majority of users we target on the Internet may not be technologically advanced, or may have had exposure to Internet technology on a limited basis, and therefore seek products and services that will simplify their experience online while giving them their desired results. We also believe that experienced users find value in enhancements that make their time online easier and more efficient.

         FUN. We believe that a large number of people seek entertainment on the Internet, whether it be in the form of interactive play, or in the form of passive viewer activities.

         We seek to attract potential users to eAnthology with internally-developed as well as third-party online advertising that shows them the benefits they may obtain by subscribing to our service. We seek to create a very positive impression on the users that will make them want to continue using not only existing, but also future product offerings.

         The number and quality of our product and service offers is critical to our ability to attract and retain users of eAnthology, and thereby increase revenues. We expect to expand the available components through a combination of internal software development, licensing of components and software from third parties, and possibly offerings of goods and services from third parties.

SALES

              Over the next few years, our goal with respect to our eAnthology online subscription service is to obtain as customers a small percentage of the total active online population worldwide by promoting the service through online advertising. However, there can be no assurance that we will achieve the desired subscriber base. We believe that we will be able to keep our expenses relating to the subscription service relatively low due to our lean business structure and our ability to obtain online advertising at a reasonable cost. Our primary strategy with eAnthology is to sell our services directly to the consumer.

COMPETITION

         We believe that because eAnthology is expected to be a "complete product line" service, it would be improper to classify single-function online subscription services in the same market segment as eAnthology. We believe that, just as a component manufacturer (such as an automobile transmission supplier) competes in a different market than the manufacturer of a complete system (such as an automobile manufacturer), in the same manner, these single-function subscription services will compete in a different market segment than our eAnthology service.

         Currently, we know of no other company that offers an online software subscription service similar in scope or substance to the services that we offer and plan to offer with eAnthology. While there may be dozens of products or companies on the marketplace that may compete with each of the individual components of eAnthology, including RealNetworks, Adobe, Macromedia, Symantec, McAfee, Zixit, and Sony, to name a few, we believe that eAnthology should develop a significant marketing advantage against the single-function products or services because of all the other components that are part of the eAnthology integrated system. We believe that the synergy and savings afforded by all of our anticipated combined components will set us apart from the single-component producers. We expect to price the full eAnthology service, consisting of many components, in the same general price range as typical single-function component products.

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

         We plan to create an eAnthology component that can effectively compete on a stand-alone basis in each identified consumer submarket. Due to our technological adaptability, we are confident that even if another company is able to implement a single-function software component similar to any one of our service offerings, it would only be a matter of time before we had our own version built into our integrated system. In addition, we currently have U.S. patents either pending or issued on most of the initial components and on the proprietary system aspects of combining components within the eAnthology service. No assurance can be given that our pending patent applications will be granted.

CLIENTS

         During 2002, our Japanese distributor accounted for $1,100,000 or 38% of our total revenues. No other customer accounted for 10% or more of our revenues in 2002. Our revenues recognized for eAnthology in 2002 totaled 56% of our total revenues. No single customer contributed more than 10% of our online software subscription revenue in 2002.

         During 2001, our advertising and marketing clients, together with our software licensing client, contributed a vast majority of our revenues. Our Japanese distributor accounted for $1,575,000 or 49% of our 2001 total revenues. No other customer accounted for 10% or more of our revenues in 2001. Less than 0.1% of our total revenues came from our eAnthology subscription service, which was combined with Internet revenue for presentation purposes in 2001.

         Software development costs incurred for the years ended December 31, 2002 and 2001 were $2,474,316 and $1,932,387, respectively. None of such costs were borne directly by our clients.

FOREIGN OPERATIONS

         In 2002 and 2001, a significant portion of our foreign revenues were derived from our agreement with Sourcenext Corporation, our Japanese distributor. We granted it exclusive rights to reproduce and distribute localized versions of our products in Japan, in exchange for certain specified monthly payments, as well as additional payments due upon delivery of the products. This agreement has been superceded in 2002 with a new contract with this distributor with new payment terms. See "Managements' Discussion and Analysis - Liquidity and Capital Resources".

         Our revenue from non-U.S. clients other than our Japanese distributor has historically been a very small percentage of our total revenues. Although it has been growing slowly and steadily, for the year ended December 31, 2002, revenue from other foreign sources only accounted for slightly over 11% of our total revenue. We typically demand payment in advance from non-U.S. clients.

SUPPLIERS

         We depend on several suppliers with respect to our eAnthology service. Licensors of components that we have included or intend to include as part of eAnthology require licensing fees for the use of their software. We employ outside contractors who test the software we produce for adequate performance. We purchase internet advertising from third party suppliers in order to advertise eAnthology on the Internet. We purchase bandwidth from several Internet connectivity providers to handle the large volume of activity within our web pages. We also utilize contractors who furnish credit card processing services. In 2002, none of these suppliers comprised 10% or more of our total expenses.

         During 2001, we were dependent on products and services provided by a variety of Internet suppliers, most of which had month-to-month agreements with us, and which were cancellable at short notice. In 2001, five advertising vendors accounted for 97% of our total Internet media purchases. However, no single supplier in 2001 made up 10% or more of our total expenses.

CREDIT CARD PROCESSING

         We depend on a small number of credit card processing firms to effectuate our receipt of approximately 90% of the revenues from our eAnthology service. For the first three quarters of 2002, we utilized only one merchant bank and one payment gateway provider to facilitate all of our credit card transactions. In the fourth quarter of 2002, we contracted with two additional credit card processors. We have in several instances had our credit card processing capacity severely limited by banking and other financial institutions who perform these credit card processing services. Currently, we are attempting to establish relationships with additional credit card processing firms to minimize any restriction on our ability to generate revenues from our eAnthology service.

TECHNOLOGY AND INFRASTRUCTURE

         We have developed an expandable, reliable and secure technology infrastructure to support our online services.

EXPANDABILITY

         Our technology is designed to support up to approximately 50 million users per month. Although we believe our systems can currently easily accommodate this number of monthly visitors, our websites could encounter a variety of systems problems, especially if the number of our users-per-month expands significantly. These systems problems could include failure of one or more of our three current Internet service providers, hardware failures or failure of software applications. If these problems occurred during a weekend, detection and correction could be delayed. Such problems could have a material adverse effect on our cash flows, financial position and operating results.

RELIABILITY

         Our software system architecture uses industry standard technologies to maximize reliability. We use Secure Socket Layer for secure transactions, MySQL and PostgreSQL databases, the UNIX operating system and the Apache web server within our infrastructure. All of these platforms have demonstrated a high degree of reliability. We back up our databases and other information on a regular basis.

         Our network servers are housed at three separate geographic locations. We believe that each of these data centers provides redundant network connections, redundant connections to power grids, diesel generators for emergency power, air conditioning and engineering support 24 hours per day, seven days per week. Our infrastructure is built to maximize reliability through the use of multiple central processor units and redundant power supplies, networking and input/output controllers.

SECURITY

         We incorporate a variety of encryption techniques meant to protect the privacy of consumer information. We also employ a variety of automated fraud detection procedures to identify patterns of abuse and potential fraudulent use of our system. Our fraud detection systems can disable accounts in which fraud is suspected. The data center where our system is located provides security management 24 hours per day, seven days per week.

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

GOVERNMENT REGULATION

         The United States Congress and the Federal courts have adopted laws that require regulation of certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, and jurisdiction. We believe we are fully compliant with all such laws. In addition, there have been a number of initiatives pending in Congress and state legislatures that would prohibit or restrict advertising or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business generally on the Internet. The European Union has also enacted several directives relating to the Internet, one of which addresses online commerce and privacy. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operations.

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

INTELLECTUAL PROPERTY

         We regard our patents, copyrights, servicemarks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on trademark and copyright law, trade secret protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. We own nineteen issued patents, including one foreign patent, on our software products, and have several patent applications pending on our software products. We have registered several trademarks in the United States already and may apply for registration in the United States for other trademarks and service marks. However, effective trademark, service mark, copyright and trade secret protection may not be available in every country in which our products and services are made available online. We generally rely on common law copyright protection, and do not generally register our copyrights.

         The following table discloses which of our U.S. patents expire in which years.

         Number of Patents                           Year of Expiration
         -----------------                           ------------------

                  1                                          2009
                  1                                          2014
                  4                                          2016
                  5                                          2017
                  4                                          2018
                  3                                          2019

         There can be no assurance that the steps we have taken to protect our proprietary rights will be adequate to prevent third parties from infringing or misappropriating our patents, copyrights, trademarks, trade dress and similar proprietary rights without incurring significant costs.

         Additionally, no assurance can be given that the steps we have taken to protect our patents, copyrights, servicemarks, trademarks, trade dress, trade secrets and similar intellectual property have been sufficient for us to successfully defend against any infringement claims, including patent infringement claims, by any third party. The loss of our ability to use any such intellectual property right could have a material adverse effect on us. Additionally, any such defense, whether successful or not, may cause us to incur significant expenses.

         We have registered a number of domain names, including eAcceleration.com, eAnthology.net, Veloz.com, homepageware.com, clicksales.com, downloadsales.com and signupsales.com. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is evolving. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between domain names and trademarks, service marks, and other intellectual property is still being defined. In 1999, the Uniform Domain Name Dispute Resolution Policy
(UDRP) was adopted by the Internet Corporation for Assigned Names and Numbers (ICANN) to assist trademark owners in recovering domain names from alleged "cybersquatters," persons who register a domain name in which they have no rights and which is similar or identical to an existing trademark owned by the complainant. The UDRP outlines an arbitration process which can be resolved without a court appearance within a few months. The fee required for such arbitration generally is considerably less expensive than for a court proceeding. Another regulation which has emerged is the Anticybersquatting Consumer Protection Act (ACPA), a 1999 law that regulates "cyberpiracy." Cyberpiracy is defined as a "bad-faith intent to register, traffic in or use a domain name that is identical, similar to or dilutive of a registered trademark or other protected name or mark." The ACPA awards damages to plaintiffs for up to $100,000 per domain name violation if the defendant is found guilty of cyberpiracy. Some trademark owners have been successful at prosecuting cybersquatters under this act. A report on GigaLaw.com in May 2002 seemed to indicate that a trend may be forming in that intellectual property owners are utilizing the arbitration process under UDRP as an inexpensive lower court determination, to be followed by a lengthy appeal under the ACPA in court.

         We may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable.

         Although we have not historically emphasized our brand names, particularly with respect to our Internet advertising and marketing services or our software licensing in Japan, we expect that brand name strength may become increasingly important with respect to our eAnthology online subscription service. The reputation of our brand names is expected to depend on our ability to produce high quality innovative software and services, and to provide a high-quality online experience for users visiting our websites or using our products. Negative experiences of users with our services, websites or software might result in publicity that could damage our reputation and diminish the strength of our brand names.

ENVIRONMENTAL ISSUES

         We are not aware of any environmental issues that might affect the business relating to the sale of eAnthology subscriptions, online advertising or software licensing. We are committed to abiding with all environmental regulations, including any regulations that may be promulgated by our community, by the State of Washington and by the federal government.

EMPLOYEES

         As of December 31, 2002, we had a total of 79 employees of which 16 work part time. Thirty employees work in online services, 11 of which are part-time; 38 in software development, 3 of which work part time; ten in operations and administration, of which 2 work part time; and one in internet advertising. None of our employees are represented by unions, and we consider relations with our employees to be good.

RISK FACTORS

         WE ARE DEPENDENT ON THE PROCESSING OF CREDIT CARD TRANSACTIONS IN CONNECTION WITH OUR EANTHOLOGY SUBSCRIPTION SERVICE. ANY SIGNIFICANT INTERRUPTION IN THE PROCESSING OF OUR CREDIT CARD TRANSACTIONS COULD HAVE SERIOUS ADVERSE EFFECTS ON OUR COMPANY.

         The success of our eAnthology online subscription service, and our business as a whole, is dependent on our ability to sell subscriptions over the Internet to consumers. Over 90% of our sales of our eAnthology subscriptions, which constituted 56% of our revenues for 2002, are effectuated through credit card sales. For the first three quarters of 2002, we utilized only one merchant bank and one payment gateway provider to facilitate all of our credit card transactions. In the fourth quarter of 2002, we contracted with two additional credit card processors, one of which was terminated subsequent to year-end. Although we have contracted with additional providers of these services, any failure on the part of these providers to successfully process our credit card transactions in sufficient volume could restrict our ability to sell our services, which would have a material adverse effect on our financial position, cash flows and results of operations.

         WE RELY ON A DISTRIBUTION AGREEMENT WITH OUR JAPANESE DISTRIBUTOR WHICH MAY BE TERMINATED BY EITHER PARTY UPON THREE MONTHS' NOTICE.

         We currently rely on payments made under our distribution agreement with our Japanese distributor for a portion of the cash flow required for our operations. In May 2002, we entered into a new distribution agreement with the distributor, pursuant to which our revenues were reduced from $150,000 to $50,000 per month beginning in

September 2002. This reduction has had, and is expected to continue to have, an adverse impact on our cash flows and results of operations. This agreement can be terminated by either party upon three months' notice. There is no assurance that we will be able to continue to produce software to the satisfaction of our Japanese distributor under this contract, and if the contract is terminated, there would be a material adverse effect on our financial position, results of operations and cash flows. Additionally, we do not hold collateral to secure the payments under this agreement. Therefore, a significant default in payment would also adversely affect us.

         WE MAY BE UNSUCCESSFUL IN THE DEVELOPMENT OF OUR EANTHOLOGY ONLINE SUBSCRIBER BASE.

         We are developing a subscriber base for our eAnthology subscription service as the primary means of distributing some or all of our internally-produced software for a fee. There is no assurance that we will be successful in marketing or distributing this service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate positive cash flow.

         OUR EANTHOLOGY SUBSCRIPTION SERVICE RELIES ON USERS PROVIDING THEIR CREDIT CARD NUMBERS OR OTHER PERSONAL INFORMATION ONLINE IN ORDER TO SUBSCRIBE, WHICH MANY USERS MAY BE RELUCTANT TO DO, AND THIS MAY SLOW THE GROWTH OF OUR SUBSCRIPTION SERVICE CONSIDERABLY.

         Our eAnthology subscription service relies largely on users subscribing to the service using their credit card over the Internet, though other payment methods are available. Users have been known to be reluctant about providing personal information over the Internet, for fear that their information may be electronically "stolen." The unwillingness of users to provide us their personal information over the Internet may hinder the sales of our eAnthology online subscription from reaching expected levels, and as a result, we may be unable to derive sufficient revenue from this activity, which could cause a material adverse effect on our expected cash flow, results of operations and financial position.

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

         As of December 31, 2002 we owed the principal amount of $314,097 plus accrued interest to a local bank, $275,000 of which is pursuant to a promissory note which is payable upon maturity in April 2003. Under the promissory note, if the bank believes that the prospect of payment under the note is impaired, it can declare a default and demand immediate repayment. We cannot guarantee that the bank will not demand payment in full of our loans or deny extension of the loan in the future. There can be no assurance that we will have sufficient cash to repay the loans by April 2003, or if the bank declares a default prior to such date. If the bank requires payment of these loans and we are unable to do so, we could be forced to cease operations.

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of December 31, 2002, we had a working capital deficit of $(2,771,485). Since November 2001, one of our principal stockholders has loaned us $404,000 to meet current operating expenses under several long-term notes and has made a capital contribution of $40,000. If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our principal stockholders will be available when needed, particularly as a result of our covenants with our bank that restrict our ability to incur additional debt, including borrowings obtained from our two principal stockholders. We are also considering seeking additional financing through one or more equity or convertible securities offerings, or, to the extent permissible by the bank, debt offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms, this will likely have an adverse effect on our cash flow, financial position, and results of operations.

         WE MAY INCUR SIGNIFICANT EXPENSES WITH RESPECT TO THE LOCALIZATION OF OUR SOFTWARE TO EACH LOCAL LANGUAGE OR CULTURE WHERE WE SEEK TO DISTRIBUTE OUR SOFTWARE.

         We seek to distribute our subscription service worldwide over the Internet. As we develop new software or distribute existing software to foreign regions, we could incur significant costs associated with localization if the software in its present form does not gain acceptance among users. Additionally, with respect to our Japanese distribution client, we cannot guarantee that the current localization efforts we perform on our software, which are currently effectuated for Japanese users by us and our Japanese distributor, will continue to be acceptable to Japanese users.

         WE HAVE INCURRED LOSSES IN 2002 AND 2001, AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE AGAIN.

         We have been unprofitable during 2002 and 2001 and may continue to incur operating losses for the foreseeable future. During 2002 and 2001, we had net losses of $(2,520,683) and $(753,176), respectively. No assurance can be given that we will ever become profitable again nor, if we obtain profitability, that we would thereafter maintain profitability.

         WE MAY BE SUBJECT TO POTENTIAL LITIGATION.

         We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on the Internet, on our websites and in our newsletters. These types of claims have been brought, sometimes successfully, against online services in the past. We could also face claims based on the content that is accessible from our websites through links to other websites. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims, such as the class action lawsuit described in Item 3 below, could result in material damages. We have no insurance coverage for these types of claims.


ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently occupy an approximately 10,000 square foot facility in Poulsbo, Washington under a four-year lease with a term that began in February 2000. The lease required monthly payments of $7,643 for months one through four and $8,492 for months five through twelve of the first year. As of December 31, 2002 the rent was $9,001 per month. The remainder of the payments under the lease increase by $0.30 per square foot in February of each year. We have the option to terminate the lease during the last two years of the lease term, by providing a six-month written notice to the landlord of the facility.

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

         We believe the presently-leased facility is adequate for our current and reasonably foreseeable future needs and is adequately covered by insurance, but there can be no assurance that there will not be any claim or claims in the future that will be in excess of our coverage.

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


ITEM 3.  LEGAL PROCEEDINGS.

         On January 27, 2003, a class action lawsuit entitled BRENT BRIGGS, DANNY BAIN AND RANDALL DALEY, INDIVIDUALLY AND ON BEHALF OF ALL OTHERS SIMILARLY SITUATED V. EACCELERATION CORP., ACCELERATION SOFTWARE INTERNATIONAL CORPORATION, CLINTON L. BALLARD, DIANA BALLARD AND JOHN DOES A-L was commenced in the Superior Court, State of Washington, County of Kitsap. The complaint alleges that through the practice of using advertising banners for our products on the Internet, we have engaged in deceptive business practices and fraud and are liable for public and private nuisance. The complaint seeks damages of $500 per class member, which may include all users of the Internet, or such other amount as the court deems appropriate, as well as attorney's fees and costs. We believe that this lawsuit is frivolous and without merit and we intend to vigorously defend against the allegations in the complaint. Accordingly, we believe that this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows; however, because the litigation process is inherently uncertain, it is possible that resolution of this, or any future litigation, may adversely affect us.

         On March 24, 2003, the Company paid $9,500 to settle a lawsuit brought against it by Engage, Inc., an advertising vendor, for the payment of outstanding invoices. The complaint filed by Engage had alleged that the Company owed Engage $34,955.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         MARKET INFORMATION

         As of March 31, 2003, we have 34,424,500 outstanding shares of common stock owned of record by 69 stockholders. There is no public market for our common stock.

         RECENT SALES OF UNREGISTERED SECURITIES

         During the period from 2000 through 2002, we did not sell any of our securities without registration under the Securities Act.

         From January through August 2002 we made dividend payments to Clinton
L. Ballard and Diana T. Ballard in the amount of $12,276 in connection with S Corporation distributions.

                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

         The following table sets forth certain information as of the end of our most recently completed fiscal year.

                                 Number of securities     Weighted average     Number of securities
                                  to be issued upon        exercise price      remaining available
                               exercise of outstanding     of outstanding      for issuance under
                                  options, warrants            options            equity plan
                               -----------------------    -----------------    --------------------
Equity compensation
plan approved by
securityholders                        765,000                  $0.41                9,110,500


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

GENERAL

         We are a provider and licensor of proprietary software that is distributed both through the Internet and a distributor in Japan. Our primary focus is developing a subscriber base for our "eAnthology" online subscription service as the leading means of distributing some or all of our internally-produced software. In the past, we produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with our software. We are not actively pursuing this business in 2003 due to the depressed nature of the online advertising industry.

         eAnthology is a one-stop online subscription service that is expected to provide a myriad of computer applications to consumers. It is expected to be composed of many different applications, including our software product line, and all components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. During 2002, we focused most of our efforts on developing our virus protection system for the consumer market. Our virus scanner alerts users to the presence of not only viruses, but also spyware, malware, (i.e., malicious software designed specifically to damage or disrupt a system, such as a virus) and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e-mail such file to a remote recipient). We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats. eAnthology is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our users change. We endeavor to constantly respond to the needs of the consumer market, and eAnthology is designed to meet those needs.

         We also license localized versions of our individual software products for distribution in Japan. Under the terms of our distribution agreement with our Japanese distributor, we have granted our distributor an unlimited license to sell our software titles (except eAnthology) in Japan. This does not materially affect our operations involved in offering software through our websites or otherwise over the Internet as part of a subscription, because the distributor's license only applies to localized, Japanese versions of the software, and not the English language versions which are available on our websites or over the Internet, including with respect to eAnthology. Additionally, users in Japan generally cannot run the English-language versions on their operating systems.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of its financial position and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these audited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of the audited financial statements relate to revenue recognition and returns and allowances relating to online subscriptions and revenue recognition relating to the distribution of our software products in Japan.

REVENUE RECOGNITION AND RETURNS AND ALLOWANCES RELATING TO ONLINE SUBSCRIPTIONS

         We began selling our eAnthology online subscription service in late December 2001. We initially offered a quarterly subscription-based service which, in the first quarter of 2002, was subject to an unconditional right of refund over the life of the subscription, 90 days, in accordance with our refund policy in effect at the time. Because of our limited historical experience with this service, and the fact that the sales were subject to refund at any time during the quarterly subscriptions, we deferred all revenue on eAnthology subscriptions in the first quarter of 2002.

         Beginning in April 2002, we changed our refund policy to a 7-day right of refund on quarterly subscriptions and a 14-day right of refund on annual subscriptions. Accordingly, we now recognize revenue on our online subscriptions on a straight-line basis monthly over the life of the user's subscription after the right of refund lapses, provided all other revenue recognition criteria have been met. Revenue recognition criteria as outlined in Statement of Financial Accounting Standards ("SFAS") No. 48, "Revenue Recognition when Right of Return Exists," require that: (1) price of the product is fixed or determinable at time of sale; (2) payment has been made, or buyer is obligated to pay; (3) buyer is obligated to pay regardless of theft or damage to the product; (4) buyer acquiring the product for resale has economic substance apart from the seller;
(5) seller does not have significant performance obligations after the sale; and
(6) the amount of future returns can be reasonably estimated.

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

REVENUE RECOGNITION RELATING TO THE DISTRIBUTION OF OUR SOFTWARE PRODUCTS IN
JAPAN

         In January 2002, the Company entered into a new agreement (the "January 2002 contract") with its Japanese distributor. The January 2002 contract granted the distributor the exclusive right to reproduce, display, license, and sub-license our intellectual property rights in software produced under the contract to third parties in Japan. The January 2002 contract called for fixed payments of $150,000 per month, subject to a 10% Japanese withholding tax. The Company received five such payments under the January 2002 contract and revenues of $150,000 were recorded monthly.

         In May 2002, the Company terminated this contract with its Japanese distributor and entered into another agreement with that company. Under this agreement, we granted to the distributor the exclusive right to reproduce, display, license and sub-license to third parties in Japan, our intellectual and proprietary rights in our software products (except eAnthology) produced under the agreement. We are required to maintain, support and provide "bug fixes" for products that we license to the distributor. These provisions are considered post-contract customer support ("PCS") and unspecified upgrades, and are accounted for ratably in accordance with SOP 97-2, "Software Revenue Recognition". The agreement also requires us to develop upgraded versions (specified upgrades) of certain of these products in the future, but we are not required to develop new products for the distributor. Accordingly, this agreement is considered to be a multi-element contract requiring vendor-specific objective evidence ("VSOE") for all elements. SOP 98-9, which modified SOP 97-2, allows us to use the residual value method if VSOE or its equivalent is known for PCS.

         Under this agreement, we received monthly payments of $150,000 for each of June, July and August 2002, and have received $50,000 per month thereafter. The payments under the agreement are made net of a 10% Japanese withholding tax. SOP 97-2 requires revenue on this contract to be allocated to the PCS and the upgrades based on the VSOE of fair value estimated by management, as the Company does not sell PCS services or upgraded products separately. However, management estimated the value of PCS services to be equal to the amount of the $50,000 fixed monthly payments, which are recognized ratably over the life of the contract. The difference between the amount of fixed payments and the larger initial payments has been deferred until delivery of the specified upgrades, which is expected to occur in 2003. Total amounts deferred under this contract to date are $300,000.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2002

REVENUES

         Our revenues decreased $357,318, or 11%, from $3,233,559 during 2001, to $2,876,241 during 2002, primarily due to a decrease of $1,489,477, or 90%, in our Internet advertising and marketing revenues to $169,082 in 2002 from $1,658,559 in 2001. This decrease is due mainly to the decline in the online advertising market, which has caused many Internet-related businesses, including many of our former clients, to cease operations. To compensate for that decline in demand, we focused most of our resources on developing our eAnthology subscription service during 2002. This facet of our business grew dramatically in 2002, to $1,607,159 of revenues for the year, or 56% of our total revenue, compared to an immaterial amount (under 0.1%) of revenue in the prior year. eAnthology revenue was combined with Internet revenue for presentation purposes in 2001.

         Revenues from software licensing decreased $475,000, or 30%, from $1,575,000 during 2001 to $1,100,000 during 2002. Software license revenues were derived from a distribution agreement with Sourcenext Corporation, our Japanese distributor, throughout 2001 and 2002. See the discussion regarding our current Agreement with our Japanese distributor, under "Liquidity and Capital Resources."

COST OF INTERNET REVENUES

         Our cost of Internet revenues decreased by $1,480,402, or 87%, from $1,702,400 during 2001 to $221,998 during 2002, primarily due to lower demand for online advertising industry-wide, and our lack of emphasis on this business segment in 2002.

COST OF LICENSING REVENUES

         Our cost of licensing revenues increased by $243,205, or 18%, from $1,331,928 during 2001 to $1,575,133 in 2002, due primarily to increases in salary and wages and increased use of third-party software testers.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative expenses increased $1,018,707 or 115%, from $882,623 in 2001 to $1,901,330 in 2002. This increase is due primarily to increases in advertising costs to promote eAnthology on the Internet.
                                     - 18 -

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at the estimated fair market value, no compensation expense relating to these options was charged to operations in 2001 or 2002. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $51,808 and $85,486 of compensation expense during 2002 and 2001, respectively, as a result of compensatory stock options issued to non-employees. The reduction is primarily due to cancellations of higher-priced stock options that occurred in 2001.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

         We experienced net losses during the years ended December 31, 2002 and 2001 in the amounts of $(2,520,683) and $(753,176) respectively. As of December 31, 2002, we had cash of $364,512, a stockholders' deficit of $(4,043,287), and a working capital deficit of $(2,771,485). In 2002, we generated $160,775 of positive cash flow from operations, which was an improvement of $532,609 from $(371,834) in negative cash flow from operations in 2001. However, this was still not sufficient positive cash flow to sustain the development of our business, and we continued to rely on cash contributed from financing activities in order to continue and expand our operations. Our independent auditors have included an explanatory paragraph in their audit report which raises substantial doubt about our ability to continue as a going concern.

MANAGEMENT'S PLANS

         We believe that the losses referred to above are principally attributable to the significant decline in our advertising revenues consistent with the overall decline in online advertising prices and demand for such services industry-wide, which has caused us to reduce our activity significantly in that segment of our business. We have focused most of our efforts into generating revenues from our eAnthology online subscription service. While our operating cash flow, as well as overall cash flow, has improved primarily due to sales of our online subscription service, there can be no assurance that we will recognize sufficient revenues from such subscription service to compensate for previous losses or that we will not continue to incur additional losses in the future. Losses may, and probably will, continue to occur, as we are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, while we are also required to recognize all expenses related to the online subscriptions in the period such expenses are incurred. This situation may be alleviated in the future as we change our business model to a monthly service fee, which is expected to cause us to recognize all revenue received in future periods for eAnthology subscriptions currently.

         We have taken a number of measures to improve our cash flow from operations. These measures include:

- DEVELOPMENT OF THE EANTHOLOGY ONLINE SUBSCRIBER BASE. We concentrated most of our efforts during 2002 on generating revenues from our eAnthology online subscription service. This segment of our business generated 56% of our revenue in 2002; however, there is no assurance that we will continue to be successful in marketing or distributing such a service, nor that the revenue stream from such service will continue to generate positive cash flow.

- SETTLEMENTS WITH CUSTOMERS. We entered into verbal agreements with some of our customers who owed us balances in an attempt to collect a discounted portion of the total amounts owed to us. We recovered $835 in previously-written-off receivables in 2002. There is no assurance, however, that we will collect more of our outstanding receivables with these measures in place in the future.

- SETTLEMENTS WITH VENDORS. We entered into several written settlement and release agreements with some of our vendors in order to significantly reduce the amounts payable to these vendors. In 2002, we recorded $24,527 in gains associated with these settlements. We may seek to settle more of our accounts payable with vendors to whom we owe material balances; however, there is no assurance that we will be successful in negotiating any such settlements nor that the terms of such settlements will be favorable to us.

- NEGOTIATION OF A NEW CONTRACT WITH OUR JAPANESE DISTRIBUTOR. In January 2002, we entered into a new agreement with Sourcenext Corporation, our Japanese distributor, which superceded a previous agreement with this company. This new agreement granted Sourcenext the exclusive right to reproduce, display, license, and sub-license our intellectual property rights on software produced under the contract to third parties in Japan. The agreement called for fixed payments of $150,000 per month, from which a 10% tax was withheld by Sourcenext.
         We received five such payments under this agreement. In May 2002, we terminated this contract with Sourcenext and entered into the current agreement with Sourcenext. Under this agreement, we granted to Sourcenext similar intellectual property rights as in the January agreement, except as to our eAnthology product. We also are required to maintain, support and provide "bug fixes" for certain products and to develop specified upgraded versions of certain products for which a scheduled February 2003 delivery has been delayed, but we are not required to develop new products for the distributor. Additionally, the distributor may request additional specified upgrades in the future, which are currently not contemplated in the contract. Under this agreement, we received monthly payments of $150,000 for each of June, July and August 2002, and $50,000 per month thereafter. The payments under the current agreement are made net of a 10% Japanese withholding tax. This agreement has no expiration date but may be terminated at any time, by either party, upon three months' notice, with no further obligations on our part.

- STOCKHOLDER FINANCING. To date, one of our principal stockholders has loaned us an aggregate of $394,016, net of repayments, under several promissory notes to meet current operating expenses and has made a capital contribution of $40,000. If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our principal stockholders will be available when needed, especially in light of restrictions on third-party borrowing imposed by agreements with our bank.

- OUTSIDE FINANCING. Management is considering seeking additional financing through one or more debt, equity or convertible securities offerings. If we are unsuccessful at raising additional capital or financing through these offerings on acceptable terms, this will likely have an adverse effect on our cash flows, financial position and results of operations.

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         In June 2001, ASIC, our wholly owned subsidiary, borrowed $275,000 from a local bank which was originally due to mature on December 15, 2001 under a promissory note. Such note has been renewed to mature on April 15, 2003, and the bank previously required us to collateralize the note with a certificate of deposit, currently valued at $151,658. The note requires monthly payments of interest accrued at 8.5% per annum, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. The note requires us to comply with financial and non-financial covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. We have not met the financial covenants required by this loan in 2002; therefore the bank could require immediate repayment of this note; to date, the bank has not exercised their right. The note is secured by the assets of ASIC and our assets, and is personally guaranteed by our two principal stockholders. We utilized the amount borrowed under this note for working capital. In 2002, due to our mid-year conversion from an S-corporation to a C-corporation, some of our stockholder distributions during 2002 were classified as repayment of our existing loan from our principal stockholders. The bank consented to this repayment. We are currently attempting to obtain a further extension of this loan.

         During the fourth quarter of 2001 and the first quarter of 2002, we borrowed an aggregate of $404,000 from our two principal stockholders under various promissory notes to provide us with additional working capital, $9,984 of which was repaid in 2002. These notes all are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum. The notes violated the loan covenant referred to above regarding creation of debt to third parties without the bank's consent. In order to remedy this covenant violation, such stockholders were required to sign a subordination letter with respect to these notes, which specified that the stockholders' notes would hold secondary priority in the event of the liquidation or dissolution of our company; it also specified that the bank reserved the right to restrict repayments of interest and principal on debts owed to our principal stockholders, if, in the opinion of the bank, such repayments to these stockholders would jeopardize our ability to service our debt to the bank. Further, the bank required us to obtain its written consent in order to make future principal repayments on such debts to these stockholders.

         In February 2002, we financed $52,500 for the purchase of certain computer equipment through the local bank referred to above. The principal balance of this obligation as of December 31, 2002 was $39,097, after giving effect to our payments of $13,403 in 2002. The loan accrues interest at an annual rate of 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest payments of $1,645. The loan agreement contains certain financial and non-financial covenants, which are substantially the same as the covenants contained in the loan agreement with this bank discussed above, including the prohibition against assuming debt to any party without written consent from the bank. We have not met the financial covenants under this note in 2002 and the bank has not yet exercised its right to demand payment in full. We have classified this loan as a "long-term note callable by creditor." The loan is secured by substantially all our assets and is personally guaranteed by our principal stockholders.

         In March 2002, one of our principal stockholders contributed $40,000 of additional paid-in capital to us in the form of cash. This capital contribution was utilized for working capital. Since that date our principal stockholders have not contributed any additional paid-in capital to us in the form of cash or otherwise, nor have we borrowed any funds from them.

         The success of our online subscription service is highly dependent on the ability to sell the service to subscribers via the Internet. Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer's credit card information and processes the sale electronically. For the first three quarters of 2002, we utilized only one merchant bank and one payment gateway provider to facilitate all of our credit card transactions. In the last quarter of 2002, we contracted with two other merchant banks. One such merchant bank terminated its services to us effective March 31, 2003 and holds approximately $100,000 of our funds as a reserve for possible customer chargebacks. Two other merchant banks also hold an aggregate of approximately $80,000 of our funds in a similar reserve as of March 31, 2003. We are continuing to negotiate with other merchant banks for further diversification of the risk associated with being overly dependent on a sole provider or a small number of providers of these services. Some of these merchant bank service providers may require a reserve and/or may limit the dollar amount of transactions that they process for us per month, and the extent of these reserves and/or processing limits, as well as the number of providers we are able to contract with, is expected to have a direct effect on our financial position, results of operations and cash flow.

INCOME TAXES AND S-CORPORATION STATUS

         During the periods presented, through August 7, 2002, we were not subject to federal and state income taxes as we elected to be taxed as an S-corporation. Accordingly, we reported income on our stockholders' personal income tax return. On August 7, 2002, we engaged in a transaction that terminated our S-corporation status and became a C-corporation, subject to federal income tax. Thereafter, we began utilizing the liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences, which are based on differences occurring between GAAP financials and tax financials. We did not record any income tax expense in 2002, as we have experienced net operating losses since the inception of our C-corporation status.

         At present, the State of Washington does not impose income taxes on corporations, but it does impose a business and occupation tax on corporations conducting business in the State of Washington.

         In connection with our distribution agreement with our Japanese distributor, we are subject to a 10% withholding tax in Japan on software licenses sold in that country. Payments under this agreement are received net of the withheld tax.

IMPAIRMENT OF INVESTMENT

         Pursuant to a securities purchase agreement with Contera Corporation which we entered into in 2000, we purchased 7,000 shares of Contera common stock in 2001 for $35,000 and received warrants to purchase an additional 70,000 shares exercisable at $5.00 per share. We previously had purchased 10,000 shares and received 100,000 warrants of Contera for $50,000, which had been impaired for $45,000 due to financial difficulties of Contera. In 2001, we impaired the remaining $40,000 of the amount invested in Contera stock due to continuing financial difficulties experienced by Contera, and the death of a key member of its management. We do not expect to recover any of our investment in Contera.

INFLATION

         We believe that inflation has generally not had a material impact on our operations.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have and are not reasonably likely to have any off-balance sheet arrangements that would have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

SEASONALITY

         The computer software and Internet markets are characterized by significant seasonal swings in demand. We expect our net sales and operating results from the eAnthology subscription service to continue to be affected by these fluctuations in Internet usage, which for our products and services is typically higher in the summer and lower at year-end. Customer concerns about weakening economic conditions, heightened awareness of cyber terrorism, and periodic virus outbreaks may contribute negatively to fluctuations in our business. Our revenues may also experience substantial variations as a result of a number of other factors, such as consumer and business preferences and introduction of competing products by competitors, as well as limited time promotional pricing and other offers. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

ITEM 7.  FINANCIAL STATEMENTS.

         We set forth below a list of our financial statements included in this annual report.


                               EACCELERATION CORP.
                                TABLE OF CONTENTS

                                                                       Page
                                                                       ----

Independent Auditors' Reports...................................... F-1 to F-2

Consolidated Balance Sheet as of December 31, 2002................. F-3

Consolidated Statements of Operations for the fiscal years
   ended December 31, 2002 and 2001................................ F-4

Consolidated Statements of Stockholders' Equity (Deficit) for the
    fiscal years ended December 31, 2002 and 2001.................. F-5

Consolidated Statements of Cash Flows for the fiscal years
   ended December 31, 2002 and 2001................................ F-6

Notes to Consolidated Financial Statements......................... F-7 to F-19

-------
* Page F-1 follows page 31 to this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         (a) On December 4, 2002, we dismissed McKennon, Wilson & Morgan LLP as our independent auditors. The decision to dismiss this firm and to seek new independent auditors was recommended by our audit committee and approved by our board of directors.

         The audit reports of McKennon, Wilson & Morgan LLP on our financial statements for the years ended December 31, 2001 and 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the opinion issued with our financial statements for the year ended December 31, 2001 included a reference to substantial doubt that existed regarding our ability to continue as a going concern.

         In connection with the audits for the years ended December 31, 2001 and 2000 and for the subsequent interim period through December 4, 2002, there were no disagreements with McKennon, Wilson & Morgan LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of McKennon, Wilson & Morgan LLP, would have caused them to make reference thereto in their reports on the financial statements for such years; and there were no reportable events or disagreements with McKennon, Wilson & Morgan LLP as described by the SEC in the relevant provisions of the SEC's Regulation S-B.

         (b) On December 4, 2002, we engaged Peterson Sullivan P.L.L.C. to serve as our independent auditors. During the years ended December 31, 2001 and 2000 and the interim periods of the year ending December 31, 2002 preceding our engagement of Peterson Sullivan P.L.L.C., neither we nor anyone acting on our behalf consulted with Peterson Sullivan regarding (i) either the application of any accounting principles to a specific transaction undertaken by us, either completed or proposed, or the type of audit opinion that might be rendered by Peterson Sullivan P.L.L.C. on our financial statements; or (ii) any matter that was either the subject of a disagreement with McKennon, Wilson & Morgan LLP or a reportable event with respect to McKennon, Wilson & Morgan LLP.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following persons are our current executive officers and directors:

Name                      Age    Position
----                      ---    --------

Clinton L. Ballard        40     president, chief executive officer and director

Diana T. Ballard          46     chairman of the board, secretary and treasurer

E. Edward Ahrens          55     chief financial officer

Edward P. Swain, Jr.      67     director

William E. Hoke           63     director

         Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

         CLINTON L. BALLARD is the president and chief executive officer of eAcceleration, serving as chief executive officer, president, or in other executive capacities since inception. Mr. Ballard received a B.S. in mathematics from the California Institute of Technology in 1984.

         DIANA T. BALLARD is the chairman of the board, secretary and treasurer of eAcceleration, serving as chairman of the board as well as in other executive capacities, including president, since inception. Mrs. Ballard is the wife of Clinton L. Ballard.

         E. EDWARD AHRENS has been our chief financial officer since February 2000. Mr. Ahrens was self employed as a certified public accountant from October 1993 through September 30, 2002, and in that capacity was our regular accountant, providing accounting and controller functions to us since 1995. Mr. Ahrens sold his practice on September 30, 2002 and became a full time employee as of November 1, 2002. Mr. Ahrens received a Bachelor of Business Administration -- banking and finance, from the University of North Texas in 1971.

         EDWARD P. SWAIN, JR. has been a director since August 2000 and served as consultant to us from September 1999 through August 2000. Mr Swain is currently self-employed as a consultant and served as president and chief executive officer of P T Holdings Corporation from January 1992 to February 2002. From January 1992 through December 1997, he also served as president, chief executive officer and director of Port Townsend Paper Corporation, as well as chairman of the board of that company from December 1997 to December 1998. Recently, Mr. Swain was appointed chairman of the nominating and governance committee of Fibermark, Inc., where he is also a director and has served as past chairman of the audit committee. Mr. Swain is also a member of the board of trustees, chairman of the finance committee, member of the executive committee and treasurer of the Museum of Flight in Seattle, Washington. Mr. Swain received a B.A. from Williams College in 1957 and a LLB from Harvard Law School in 1964.

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

         Our future success depends to a significant extent on the efforts and abilities of our senior management, particularly Clinton L. Ballard, our president and chief executive officer, Diana T. Ballard, our chairman of the board, secretary and treasurer, and other key employees, including our technical and sales personnel. The loss of the services of any of these individuals could harm our business. We may be unable to attract, motivate and retain other key employees in the future. We are the beneficiary of a "key person" term life insurance policy in the amount of $2,000,000 on the life of Clinton L. Ballard, our president and chief executive officer.

         Our board of directors is elected annually by our stockholders. Edward
P. Swain, Jr. and William E. Hoke have served as our non-employee directors since August 2000. Our non-employee directors began receiving payments of $500 per fiscal quarter in March 2001. This was changed to $500 per meeting in 2002, in addition to reimbursement of expenses related to meeting attendance. Members of the board of directors are also eligible to participate in our 2002 equity incentive plan.

         Edward P. Swain, Jr. and William E. Hoke serve as members of our audit committee. The audit committee is responsible for overseeing our management's conduct in the financial reporting process, including reviews of our annual, quarterly and other financial reports and our systems of internal accounting, bookkeeping, and financial controls. The audit committee is responsible for reviewing any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence. The audit committee is also responsible for engaging and dismissing our independent certified public accountants. In discharging its oversight role, the audit committee is empowered to meet and discuss with our management and independent auditors the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of our financial reports.

         We currently have no compensation committee or nominating committee, the functions of which are performed by our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2002 fiscal year, except that, due to a clerical error, each of William E. Hoke, Edward P. Swain and E. Edward Ahrens failed to fully file Form 4's with respect to our grant to them of shares of common stock and options to purchase common stock under our 2002 Equity Incentive Plan and each of Clinton L. Ballard and Diana T. Ballard failed to timely file Form 4's with respect to their gift of shares to their children.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following summary compensation table sets forth, for the three years ended December 31, 2002, the cash and other compensation paid to Clinton
L. Ballard, our president and chief executive officer, and Diana T. Ballard, our chairman of the board, secretary and treasurer. No other individual served as an executive officer of our company during 2002 whose total compensation, for services rendered during 2002, was $100,000 or more.

                                               Summary Compensation Table
                                                    Annual Compensation
                                  ----------------------------------------------
Name and                          Fiscal           Base
principal position                 Year           Salary             Bonus
------------------                ------         --------       ----------------
Clinton L. Ballard                 2002          $104,000        $  106,138 (2)
  President and chief              2001           104,000           150,000
  executive officer                2000           104,000                 0

Diana T. Ballard                   2002          $104,000        $    6,138 (3)
 Chairman of the board,            2001           104,000                 0
   secretary and treasurer         2000           104,000 (1)             0
------------

(1) In 2000, we paid Mrs. Ballard no salary. The estimated annual value of her services is $104,000. Accordingly, Mrs. Ballard is deemed to have earned $104,000 in 2000, and we accounted for this amount as contributed capital with a corresponding charge to our operations in such year. The amounts shown for 2001 and 2002 represent actual salary paid to her.

(2) Mr. Ballard's bonuses in 2001 represented cash bonuses. Bonuses listed in 2002 for Mr. Ballard represent a cash bonus of $100,000 and S-corporation distributions of $6,138.

(3) The bonus listed in 2002 for Mrs. Ballard represented S-corporation distributions of $6,138.

     The value of all perquisites provided to either of Mr. or Mrs. Ballard did not exceed the lesser of $50,000 or 10% of his or her salary and bonus.

STOCK OPTION GRANTS IN 2002

     The following table sets forth:
     - the number of shares underlying options granted during 2002 to the named executive officers and E. Edward Ahrens, our chief financial officer,
     - the percentage that the option grant represents of the total number of options granted to all of our employees during 2002,
     -   the per share exercise price of each such option, and
     -   the expiration date of each such option.

                                         Number of Shares     Percentage of Total
                                        Underlying Options    Options Granted to     Exercise    Expiration
Name                                   Granted During 2002     Employees in 2002      Price         Date
----                                   -------------------    -------------------    --------    ----------
Clinton L. Ballard.............                  0                     -                  -           -
Diana T. Ballard...............                  0                     -                  -           -
E. Edward Ahrens...............             40,000                    5%               $0.12      8/7/2012

AGGREGATE OPTION EXERCISES IN 2002 AND YEAR-END OPTION VALUES

         Set forth in the table below is information, with respect to the named executive officers and E. Edward Ahrens, our Chief Financial Officer, as to:

         - the total number of unexercised options held on December 31, 2002, separately identified between those exercisable and those not exercisable as of such date, and
         - the aggregate value of in-the-money, unexercised options held on December 31, 2002, separately identified between those exercisable and those not exercisable.

                                             Number of                    Value of Unexercised
                                       Unexercised Options                In-the-Money Options
                                       at December 31, 2002               at December 31, 2002
                                    ----------------------------------------------------------------

Name                                Exercisabe     Unexercisable      Exercisable     Unexercisable
----                                ----------     -------------      -----------     -------------
Clinton L. Ballard...............       0                  0               0                0
Diana T. Ballard.................       0                  0               0                0
E. Edward Ahrens.................       0             40,000               0                0

         Neither of our named executive officers nor E. Edward Ahrens exercised any options during 2002. The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate fair market value price of the shares underlying the options as of December 31, 2002, which was determined by the board of directors to be $0.10 per share.

LONG TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         Set forth in the table below is information, with respect to the named executive officers and E. Edward Ahrens, our Chief Financial Officer as to:

         -     the total number of options granted in 2002;
         -     the maturation or payout schedule of those options issued, and
         -     the exercise or target price for those options.

                                                                  Performance or other
                               Number of shares, units           period until maturation
Name                              or other rights                       or payout                Target
----                       ------------------------------     -------------------------------    ------
Clinton L. Ballard                      0                                         -                   -
Diana T. Ballard                        0                                         -                   -
E. Edward Ahrens                    40,000                       1/10th per year for 10           $0.12
                                                                 years (4,000 per year)

         In accordance with the Equity Incentive Plan, these shares are exercisable in ten equal installments commencing on the first anniversary of the issuance of the options.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with each of Clinton L. Ballard and Diana T. Ballard, each for a five-year term commencing January 1, 2003, which extends annually thereafter unless we or such person provides 60 days' notice of termination. The employment agreement with Clinton L. Ballard, as amended, provides for him to serve as the president, chief executive officer and a director, and provides for an annual base salary of $104,000 and a bonus of 2.5% of our cash flow, which is defined as our income before taxes, depreciation, amortization and extraordinary items, plus deferred revenue, less deferred expenses, with respect to fiscal years during the term of the agreement. The employment agreement with Diana T. Ballard, as amended, provides for her to serve as the chairman of the board, provides for an annual base salary of $104,000 and provides for a bonus of 2.5% of our cash flow with respect to fiscal years during the term of the agreement.

         Each of these agreements contains restrictions on the employee engaging in competition with us for the term of the employment agreement and for one year after the term, and provisions protecting our proprietary rights and information. Each agreement also provides for the payment to the employee of a lump sum equal to three times the average of the employee's annual compensation for the prior five years, less $1.00, upon his or her termination in the event of a "change in control" of eAcceleration, which is defined in the agreements to mean any of the following:

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of our common stock as of March 31, 2003 of:

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

                                          Amount of
        Name of                         common stock        Percentage ownership
   beneficial owner                  beneficially owned        of common stock
----------------------               -------------------------------------------
Clinton L. Ballard                     34,300,000   (1)            99.6 %
Diana T. Ballard                       34,300,000   (1)            99.6 %
E. Edward Ahrens                            2,000   *
Edward P. Swain, Jr.                       10,000   *
William E. Hoke                            10,000   *
All officers and directors
as a group (5 persons)                 34,322,000                  99.7%
------------------

* Less than one percent

     (1) The shares beneficially owned by Clinton L. Ballard include the shares owned by his wife, Diana T. Ballard, and the shares beneficially owned by Diana T. Ballard include the shares owned by Clinton L. Ballard. The shares beneficially owned by Clinton L. Ballard and Diana T. Ballard include an aggregate of 880,000 shares owned of record by the minor children of Clint and Diana Ballard.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In March 2002, one of our principal stockholders, Clinton L. Ballard, who is also our president, CEO, and a director, made a capital contribution of an aggregate of $40,000, which was used for working capital.

         During the fourth quarter of 2001 and the first quarter of 2002, we borrowed an aggregate of $404,000 from Mr. Ballard under various notes payable. These notes all are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum. Because these notes violated a covenant in the loan agreements with our bank, Mr. Ballard entered into a subordination agreement with the bank with respect to these notes, which specified that such notes would hold secondary priority in the event of the liquidation or dissolution of our company. The covenant violation was cured upon the execution of the subordination agreement; however, the loan covenants restrict further borrowing from our stockholders, or any other third party, without the express written consent of the bank.

         In August 2002, we issued shares of common stock to an outside consultant who is a foreign national, which resulted in the termination of the Company's S-corporation status. Consequently, certain distributions of $9,984 to Mr. Ballard made during 2002 were treated as repayment on our existing loan from Mr. Ballard. Such payment would have constituted an event of default under our loan covenants with a local bank. The bank waived any default with respect to the repayment of these amounts to Mr. Ballard.

         In November 1999, we entered into employment agreements with Clinton L. Ballard, our president and chief executive officer and Diana T. Ballard, our chairman of the board. These agreements were amended in December 2002 to provide for the agreements to become effective for a five-year period and to amend the terms of the bonuses provided for therein. See "Executive Compensation - Employment Agreements".

         In November 2002, we issued 1,000 shares of our common stock to our chief financial officer, E. Edward Ahrens. These shares had a value of $0.10 per share at such time. In August 2002, we issued 1,000 shares of our common stock to our chief financial officer, E. Edward Ahrens. These shares had a value of $0.10 per share at such time.

         In December 2002, we granted a bonus of $100,000 to Clinton L. Ballard, our president and chief executive officer, in recognition of his exemplary performance for us, particularly with respect to the development and implementation of our eAnthology subscription service.

         In August 2002, we issued 10,000 shares of our common stock to each of our current independent directors, Edward P. Swain, Jr. and William E. Hoke. These shares had a value of $0.10 per share at such time.

         In August 2002, we granted options to purchase 30,000 shares of our common stock to each of our current independent directors, Edward P. Swain, Jr. and William E. Hoke. These options have an exercise price of $0.12 per share and are scheduled to become exercisable in equal installments over a five-year period.

         In August 2002, we granted options to purchase 40,000 shares of our common stock to our chief financial officer, E. Edward Ahrens. These options have an exercise price of $0.12 per share and are scheduled to become exercisable in equal installments over a ten-year period.

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

(b)      Reports on Form 8-K.

         On December 11, 2002, we filed a Current Report on Form 8-K (Date of
Report: December 4, 2002) with the SEC reporting, as an item 4 disclosure, the replacement of our previous independent auditors, McKennon Wilson & Morgan, LLP, with our current independent auditors, Peterson Sullivan P.L.L.C.


ITEM 14.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         McKennon, Wilson & Morgan LLP provided audit services for us for the fiscal year ending December 31, 2001 and through the completion of our Quarterly Report on Form 10-QSB for our third fiscal quarter of 2002. Peterson Sullivan, P.L.L.C. provided audit services to us for our annual report for the fiscal year ended December 31, 2002. The aggregate fees billed by McKennon, Wilson & Morgan LLP for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs was $22,200 and $43,875 for 2002 and 2001, respectively.

         The aggregate fees billed or to be billed with respect to the audit for our financial statements for our fiscal year ended December 31, 2002, by Peterson Sullivan, P.L.L.C., is $18,500.

AUDIT-RELATED FEES

         The aggregate fees billed in each of 2002 and 2001 for assurance and related services by McKennon, Wilson & Morgan LLP, that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above, was $0 and $450, respectively. These services included advice regarding a proposed private placement transaction.

         There were no fees billed in the fiscal year ended December 31, 2002, for assurance and related services rendered by Peterson Sullivan, P.L.L.C., that are reasonably related to the audit or review of our financial statements and that were not covered in the Audit Fees disclosure above.

TAX FEES

         There were no fees billed in each of 2002 and 2001 for any professional tax advice or tax planning services rendered by McKennon, Wilson & Morgan LLP.

         There were fees of $9,350 billed for the year 2002 for professional services rendered by Peterson Sullivan P.L.L.C. for tax advice and planning.

ALL OTHER FEES

         There were no fees billed in each of 2002 and 2001 for professional services rendered by McKennon, Wilson & Morgan LLP or Peterson Sullivan P.L.L.C. for all other services not disclosed above.

AUDIT COMMITTEE PRE-APPROVAL

         Our Audit Committee pre-approved our engagement of McKennon, Wilson & Morgan LLP to act as our independent auditor for 2001 and through the completion of our Quarterly Report on Form 10-QSB for our third fiscal quarter of 2002. Our Audit Committee pre-approved McKennon Wilson & Morgan LLP to provide the audit and audit related services described above, which represented 100% of the total fees we paid McKennon Wilson & Morgan LLP in 2001 and 2002. Our Audit Committee pre-approved our engagement of Peterson Sullivan, P.L.L.C. to act as our independent auditor for our fiscal year ended December 31, 2002. Our Audit Committee also pre-approved Peterson Sullivan, P.L.L.C. to provide the audit, audit-related, tax services and all other services described above. Our independent auditors performed all work only with its full time permanent employees.

PETERSON SULLIVAN PLLC
601 UNION STREET   SUITE 2300   SEATTLE WA 98101 (206) 382-7777   FAX 382-7700
                          CERTIFIED PUBLIC ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
eAcceleration Corp.
Poulsbo, Washington


We have audited the accompanying consolidated balance sheet of eAcceleration Corp. and Subsidiary as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAcceleration Corp. and Subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying 2002 consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit of $4,043,287 at December 31, 2002. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Peterson Sullivan PLLC


February 26, 2003

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors and
Stockholders of eAcceleration Corp.


     We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and cash flows of eAcceleration Corp. and Subsidiaries (the "Company") for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of eAcceleration Corp. and Subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As disclosed in Note
1  to  the  consolidated   financial  statements,   the  Company  has  incurred
significant losses from operations, has current liabilities which exceed current assets and has a stockholders' deficit at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

/s/ McKennon Wilson & Morgan, LLP
Irvine, California
February 27, 2002
                              eACCELERATION CORP.

                           CONSOLIDATED BALANCE SHEET
                               December 31, 2002

         ASSETS
Current Assets
    Cash                                                                        $   364,512
    Accounts receivable, net of allowance for doubtful
      accounts of $8,663                                                              4,120
    Restricted certificate of deposit                                               151,658
    Prepaid expenses                                                                 17,631
                                                                                ------------
       Total current assets                                                         537,921

Property and Equipment, net                                                         134,487
Patents and Trademarks, net                                                          70,667
Other Assets                                                                         74,047
                                                                                ------------
                                                                                $   817,122
                                                                                ============

         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
    Accounts payable                                                            $   356,196
    Accrued expenses                                                                205,814
    Short-term note payable                                                         275,000
    Long-term note callable by creditor                                              39,097
    Deferred revenue, current portion                                             2,433,299
                                                                                ------------
        Total current liabilities                                                 3,309,406

Notes Payable to Stockholders                                                       394,016
Deferred Revenue, less current portion                                              363,739
                                                                                ------------
        Total liabilities                                                         4,067,161

Commitments and Contingencies                                                           -

Stockholders' Equity (Deficit)
    Common stock, par value $0.0001; 100,000,000 shares
      authorized; 34,424,500 shares issued and outstanding                            3,443
    Additional paid-in capital                                                      789,805
    Accumulated deficit                                                          (4,043,287)
                                                                                ------------
                                                                                 (3,250,039)
                                                                                ------------
                                                                                $   817,122
                                                                                ============

                 See Notes to Consolidated Financial Statements
                               eACCELERATION CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2002 and 2001

                                                                            2002                2001
                                                                       --------------      --------------
Revenues
     Online software subscriptions, net of refunds of $97,979          $   1,607,159       $        -
     Software licensing                                                    1,100,000           1,575,000
     Internet advertising                                                    169,082           1,658,559
                                                                       --------------      --------------
                                                                           2,876,241           3,233,559
Cost of revenues
     Online software subscriptions                                         1,617,142               -
     Software licensing                                                    1,575,133           1,331,928
     Internet advertising                                                    221,998           1,702,400
                                                                       --------------      --------------
                                                                           3,414,273           3,034,328
                                                                       --------------      --------------

Gross profit (loss)                                                         (538,032)            199,231

Selling expenses                                                             925,382               -
General and administrative expenses                                          975,948             882,623
                                                                       --------------      --------------
Loss from operations                                                      (2,439,362)           (683,392)

Other income (expense)
     Interest expense                                                        (64,648)            (14,790)
     Loss on disposal of assets                                              (16,673)              -
     Impairment of investment                                                  -                 (40,000)
     Loss on sublease                                                          -                 (14,994)
                                                                       --------------      --------------
                                                                             (81,321)            (69,784)
                                                                       --------------      --------------
Loss before provision for income tax                                      (2,520,683)           (753,176)

Provision for income tax                                                        -                   -
                                                                       --------------      --------------
     Net loss                                                          $  (2,520,683)      $    (753,176)
                                                                       ==============      ==============

Basic and diluted per-share information
     Net loss                                                          $       (0.07)      $       (0.02)
                                                                       ==============      ==============

Weighted average shares outstanding
     Basic and diluted                                                    34,336,925          34,300,000
                                                                       ==============      ==============

                See Notes to Consolidated Financial Statements
                              eACCELERATION CORP.

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)
                     Years Ended December 31, 2002 and 2001

                                                                               Additional                        Stockholders'
                                                  Common Stock                   Paid-In         Accumulated       Equity
                                           Shares              Amount            Capital           Deficit        (Deficit)
                                       --------------      --------------    --------------    --------------   --------------
Balances, December 31, 2000               34,300,000       $       3,430     $     600,073     $    (745,212)   $    (141,709)
     Value of stock options                                                         85,486                             85,486
     Distributions to stockholders                                                                   (11,940)         (11,940)
     Net loss                                                                                       (753,176)        (753,176)
                                       --------------      --------------    --------------    --------------   --------------
Balances, December 31, 2001               34,300,000               3,430           685,559        (1,510,328)        (821,339)
     Value of stock options                                                         51,808                             51,808
     Value of stock issued                   124,500                  13            12,438                             12,451
     Contribution by stockholder                                                    40,000                             40,000
     Distributions to stockholders                                                                   (12,276)         (12,276)
     Net loss                                                                                     (2,520,683)      (2,520,683)
                                       --------------      --------------    --------------    --------------   --------------
Balances, December 31, 2002               34,424,500       $       3,443     $     789,805     $  (4,043,287)   $  (3,250,039)
                                       ==============      ==============    ==============    ==============   ==============

                 See Notes to Consolidated Financial Statements
                              eACCELERATION CORP.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001

                                                                                     2002                 2001
                                                                                --------------       --------------
Cash flows from operating activities
Net loss                                                                        $  (2,520,683)       $    (753,176)
Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities
     Depreciation and amortization                                                     79,260               70,590
     Loss on disposal of assets                                                        16,673                  -
     Write-off of long-term account receivable                                            -                 10,573
     Bad debt expense excluding recoveries on written off accounts                        -                149,418
     Value of stock options                                                            51,808               85,486
     Issuance of common stock under equity incentive plan                              12,451                  -
     Impairment of investment                                                             -                 40,000
     Gain on settlement of accounts payable                                           (24,527)            (312,443)
     Changes in operating assets and liabilities
          Restricted cash                                                            (151,658)                  -
          Accounts receivable                                                          95,001               767,204
          Prepaid expenses                                                            (17,631)               39,446
          Other assets                                                                (65,447)               11,092
          Accounts payable                                                           (146,171)             (547,717)
          Accrued expenses                                                             34,661                67,693
          Deferred revenue                                                          2,797,038                   -
                                                                                --------------       --------------
               Net cash provided by (used in) operating activities                    160,775              (371,834)

Cash flows from investing activities
     Purchases of equipment                                                          (132,559)               (3,823)
     Patent and trademark costs                                                       (20,572)              (29,979)
     Investment in Contera                                                                -                 (35,000)
                                                                                --------------       --------------
               Net cash used in investing activities                                 (153,131)              (68,802)

Cash flows from financing activities
     Proceeds from long-term note callable by creditor                                 52,500                   -
     Proceeds from short-term note payable                                                -                 275,000
     Proceeds from note payable to stockholders                                       179,000               225,000
     Payments on notes payable to stockholders                                         (9,984)                  -
     Payments on long-term note payable                                               (13,403)             (277,000)
     Capital contribution by stockholder                                               40,000                   -
     Distributions to stockholders                                                    (12,276)              (11,940)
     Return of restricted cash to subscribers in
          connection with initial public offering                                         -                (774,985)
     Reduction of liability due to subscribers
                                                                                          -                 774,985
                                                                                --------------       --------------
               Net cash provided by financing activities                              235,837               211,060
                                                                                --------------       --------------
Net increase (decrease) in cash                                                       243,481              (229,576)
Cash, beginning of year                                                               121,031               350,607
                                                                                --------------       --------------
Cash, end of year                                                               $     364,512        $      121,031
                                                                                ==============       ===============
Supplemental disclosure of cash flow information:
     Cash paid during the year for interest                                     $      61,250        $       19,198
                                                                                ==============       ===============
     Cancellation of prepaid insurance financed with a note payable                                  $      209,329
                                                                                                     ===============

                 See Notes to Consolidated Financial Statements
                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY
-------

eAcceleration Corp., a Delaware corporation (the "Company"), is a provider and licensor of proprietary software that is distributed directly by the Company through the Internet and via a distributor in Japan that exclusively distributes Japanese versions of the software. The Company has also provided Internet-based direct marketing and advertising services. The Company de-emphasized this line of business in 2002 due to a continuing decline in the online advertising industry. Currently, the Company is pursuing additional means of distributing other internally-produced software.

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Acceleration Software International Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

GOING CONCERN
-------------

The Company has incurred significant losses from operations in each of the last two years and has an accumulated deficit of $4,043,287 at December 31, 2002. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management  of  the  Company  has  undertaken  steps  as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) attempting to raise additional capital and/or other forms of financing; (b) continuing to promote and build the Company's "eAnthology" online subscription business; and (c) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

REVENUE RECOGNITION
-------------------

The Company's subscription-based revenue from "eAnthology" online software subscriptions is deferred and recognized on a straight-line basis monthly, over the life of the user's subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain. Management continuously reviews refunds granted to customers during the 7- or 14-day refund period, and provides appropriate estimates of refunds at the time of sale based on this experience.

The Company had deferred for this product $2,497,038 of subscription-based revenue as of December 31, 2002.

Revenues recognized under the current contract with the Company's Japanese distributor are accounted for in accordance with the provisions of SOPs 97-2 and 98-9. The contract contains multiple elements, including post-contract customer support (PCS) and specified upgrades. The Company received three initial monthly payments of $150,000 and $50,000 monthly thereafter. Management estimates that vendor-specific objective evidence ("VSOE") of fair value for PCS services exists in the amount of $50,000 monthly; accordingly, revenue for PCS is recorded on a straight-line basis of $50,000 monthly over the life of the agreement. Management also estimates that VSOE of fair value does not exist for any of the specified upgrades outlined in the contract; therefore management has elected to recognize revenue on the specified upgrades only upon delivery. Therefore, the Company has deferred recognition of $300,000, to be recognized upon delivery of the upgrades, which is expected to occur in 2003.

The Company employs various web-based advertising methods. Internet advertising revenues are recognized in the period in which users execute pre-defined actions related to that advertising.

CASH AND RESTRICTED CASH
------------------------

Cash includes a checking account held at a bank. Restricted cash consists of a certificate of deposit that is restricted for purposes of collateralizing the Company's bank debt discussed in Note 4. At times the Company may have cash balances that exceed amounts insured by the Federal Deposit Insurance Corporation.

FAIR VALUE OF FINANCIAL INSTRUMENTS
-----------------------------------

Financial   instruments  consist  of  cash,  a  certificate of deposit and notes payable. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and market rates of interest.

PROPERTY AND EQUIPMENT
----------------------

Property and equipment are recorded at cost and are depreciated using the double declining balance method over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," became effective for years beginning after December 15, 2001. The Company has adopted this statement in 2002, and the application of this pronouncement has not had a material effect on the Company's financial position, cash flows or results of operations.

PATENTS AND TRADEMARKS
----------------------

Patents and trademarks are recorded at cost. Patents are amortized when registered using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Trademarks are not amortized but are reviewed periodically for impairment by management based on expected future cash flows. Prior to the adoption of SFAS No. 142, on January 1, 2002, trademarks had been amortized over their useful lives.

OTHER ASSETS
------------

Other assets consist of security deposits, including approximately $60,000 held at December 31, 2002, by one of the Company's credit card processors.

EARNINGS PER SHARE
------------------

Basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Potentially dilutive common shares at December 31, 2002, consist of shares issuable to holders of outstanding stock options (Note 12). Stock options were not included in the 2002 computation of diluted earnings per share, because they were anti-dilutive.

STOCK-BASED COMPENSATION
------------------------

The Company has a stock-based equity incentive plan, which is described more fully in Note 12. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted, amortized over the estimated life of the option. This compensation cost is recognized ratably over the vesting period. In accordance with APB 25, the Company records compensation costs only for stock options issued to non-employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                              2002              2001
                                                         --------------    --------------
Net Loss
--------

    As reported                                          $  (2,520,683)    $    (753,176)
    Deduct:  Total stock-based employee
      compensation expense determined under
      fair value based methods for all
      awards, net of any related tax effects                    (9,937)           (8,610)
                                                         --------------    --------------
    Proforma                                             $  (2,530,620)    $    (761,786)
                                                         ==============    ==============
Basic and Diluted Earnings (Loss) Per Share
-------------------------------------------

    As reported                                          $       (0.07)    $       (0.02)
    Proforma                                             $       (0.07)    $       (0.02)

SOFTWARE AND WEB DEVELOPMENT COSTS
----------------------------------

SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," states that all costs incurred in connection with the development of software subsequent to technological feasibility should be capitalized until such time that the software is essentially completed. Management believes the Company's software is completed concurrent with the establishment of technological feasibility. When development of our software is complete, it is available to customers almost immediately at our websites on the Internet. Therefore, no costs have been capitalized in connection with software development.

Web development costs are accounted for in accordance with EITF 00-2, "Accounting for Web Site Development Costs" with applicable guidance from SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The Company's internal website development processes are relatively short-term in nature, generally three months. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized on a straight-line basis if management believes such costs are significant. All maintenance and enhancement costs are expensed as incurred.

Software and web development expenses for the years ended December 31, 2002 and 2001, were $2,474,316 and $1,932,387, respectively. There were no amounts capitalized in 2002.

ADVERTISING COSTS
-----------------

Advertising  costs  are  expensed  as  incurred.  Advertising  expenses  for the
years  ended   December  31,  2002  and  2001,   were   $990,024  and  $783,315,
respectively.

COMPREHENSIVE INCOME
--------------------
The Company had no items of other comprehensive income in 2002 or 2001.

INCOME TAXES
------------

The Company elected to be taxed under Subchapter S of the Internal Revenue Code. The S election was terminated effective as of August 7, 2002. As such, the Company's profits and losses were reflected in the individual income tax returns of the shareholders until the date the S election was terminated. Therefore, no income tax expense is included in these financial statements through the date of the S Corporation termination.

Subsequent  to  August  7,  2002,  the Company   accounts   for income  taxes in
accordance with the liability method. Under the liability method, deferred assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The Company establishes a valuation allowance to the extent that it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

COMMITMENTS AND CONTINGENCIES
-----------------------------

The Company's operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve profitability in this industry segment.

The  Company  records  receivables  at  their  outstanding  principal  balances.
The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains an allowance for potential credit losses based upon Management's periodic review of the Company's historical experience related to credit losses. Receivables written off are charged against the allowance.

A majority of the online software subscription revenue is received via credit card processing firms. For the first nine months of 2002, the Company relied on one merchant bank and one payment gateway provider to facilitate all credit card transactions. The Company contracted with two additional processing firms in the fourth quarter of 2002 to minimize this risk.

The Company is subject to a limited number of claims and actions that arise in the ordinary course of business. Management is of the opinion that the outcome of these matters will not have a material effect on the Company's financial statements, however, the litigation process is inherently uncertain, and it is possible that the resolution of the Company's existing and future litigation may adversely affect the Company.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could materially differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS
-----------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS
144. Those costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS 146 will have no material impact on its financial condition or results of operations.

RECLASSIFICATIONS
-----------------

Certain reclassifications of 2001 balances have been made to conform to the 2002 presentation.



NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2002:

         Equipment and furniture                      $    261,784
         Vehicles                                           40,935
                                                      -------------
                                                           302,719
         Accumulated depreciation                         (168,232)
                                                      -------------

                                                      $    134,487
                                                      =============

During the years ended December 31, 2002 and 2001, depreciation expense totaled $56,805 and $49,210, respectively.

NOTE 3.  PATENTS AND TRADEMARKS

Patents and trademarks consist of the following at December 31, 2002:

         Amortized intangible assets:
              Patents                                 $     153,037
              Accumulated amortization                      (97,063)
                                                      --------------
                                                             55,974

         Unamortized intangible assets:
              Trademarks                                     14,693
                                                      --------------

                                                      $      70,667
                                                      ==============

During the years ended December 31, 2002 and 2001, amortization expense totaled $22,455 and $21,380, respectively. Patents are amortized generally over three years due to the rapid rate of obsolescence associated with computer and software technology.

Amortization expense for current patents will be as follows for the years ended December 31:

                  2003                                $     19,290
                  2004                                      11,363
                  2005                                       4,694
                                                      -------------

                                                            35,347
                  Patents pending                           20,627
                                                      -------------

                                                      $     55,974
                                                      =============

Management tests trademarks for impairment periodically, based on the expected cash flows. No impairment was determined to have occurred in 2002.



NOTE 4.  SHORT-TERM NOTE PAYABLE

The Company has a note payable to a bank that bears interest at 8.5%. The note requires monthly interest-only payments and is due in full April 15, 2003.

The note requires the Company to comply with various covenants, including certain financial ratios regarding working capital and debt coverage which have not been met in 2002, and other nonfinancial covenants. Due to these covenant violations, the bank could demand payment in full of this note prior to its scheduled maturity. The note is secured by substantially all assets of the Company, and is personally guaranteed by the Company's majority stockholders.

NOTE 5.  NOTES PAYABLE TO STOCKHOLDERS
--------------------------------------

The Company has borrowed an aggregate of $404,000 from the Company's chief executive officer who is one of the principal stockholders, under various promissory notes. These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments. The outstanding balance of the notes at December 31, 2002, is $394,016 net of repayments of $9,984 in 2002. The bank agreed to not consider these repayments a violation of the loan covenants related to the Company's bank debt. It is the intention of the stockholders to not seek repayment of these notes before December 31, 2003. This debt is unsecured and subordinated to all bank debt.



NOTE 6.  LONG-TERM NOTE CALLABLE BY CREDITOR
--------------------------------------------

The Company has a note payable to the same bank as described in Note 4. The note bears interest at 8.0%, requires monthly payments of $1,645 and matures February 15, 2005. The loan is secured by substantially all the assets of the Company, is personally guaranteed by the principal stockholders of the Company, and is subject to substantially the same covenants as described in Note 4. Due to these covenant violations, the entire balance is classified as current in these financial statements since the bank could demand payment in full of this note prior to its scheduled maturity.

Scheduled principal maturities are as follows for the years ending December 31:

                  2003                   $     17,227
                  2004                         18,668
                  2005                          3,202
                                         -------------

                                         $     39,097
                                         =============

NOTE 7.  LONG-TERM CONTRACTS

The Company is a party to a distribution agreement with the exclusive distributor of the Company's products in Japan. Through August 2002, the Company received $150,000 per month under this agreement. Starting September 2002, the monthly payments were reduced to $50,000. Total payments received under this agreement were $1,100,000 and $1,575,000 in 2002 and 2001, respectively, which constituted 38% and 49% of the Company's total revenue in those years, respectively.

In addition to giving the distributor full license to distribute the Company's intellectual property and proprietary rights in Japan, except for "eAnthology", the agreement requires the Company to develop and refine specified products and upgrades to existing products. The agreement may be terminated by either party with three month's notice. If the Company were unable to produce software upgrades to the satisfaction of the distributor and the distributor terminated the agreement, it may have a material adverse effect on the Company's cash flows and results of operations. This contract is considered to have multiple elements under SOP 97-2.

Management estimates that vendor-specific objective evidence ("VSOE") of fair value does exist for the post-contract customer support ("PCS") portion of the contract, in the amount of $50,000 per month; management also estimates that VSOE of fair value does not exist for any of the specified products or upgrades outlined in the agreement, until actual delivery. In accordance with SOP 97-2 and SOP 98-9, the revenue for PCS is recorded ratably over the life of the contract. The residual value from the initial payments under the contract has been deferred and will be recognized upon delivery of the specified upgrades. Management expects delivery of these products to occur in 2003. Accordingly, $300,000 of the revenue received in 2002 has been deferred and is included with the current portion of deferred revenue in these financial statements.



NOTE 8.  PROVISION FOR INCOME TAXES

The Company did not provide any current or deferred U.S. federal or state income tax provision or benefit subsequent to the termination of its S election because it has experienced an operating loss. The Company has provided a full valuation allowance on its deferred tax assets because of uncertainty regarding their realizability.

The difference between the statutory federal tax rate of 34% and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.

At December 31, 2002, the Company had a net operating loss carryforward of approximately $58,000. This carryforward will expire in 2020. The Company also has a foreign tax credit carryforward of approximately $35,000. This carryforward will expire in 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred taxes at December 31, 2002, were as follows:

         Deferred revenue                             $     950,993
         Property and equipment                             103,288
         Net operating losses                                19,705
         Foreign tax credits                                 35,000
         Intangible assets                                   22,441
         Other                                               45,538
                                                      --------------

         Total deferred tax assets                        1,176,965
         Valuation allowance for deferred tax assets     (1,176,965)
                                                      --------------

         Net deferred taxes                           $        -
                                                      ==============


NOTE 9.  BUSINESS SEGMENT INFORMATION

In  2001,  the  Company's  operations   were   classified  into  two  reportable
segments: software licensing and Internet advertising. In 2002, the Company changed its primary focus to that of online software subscriptions and de-emphasized Internet advertising. Due to the similar characteristics of the current software licensing operating segments, all software segments - online subscription licensing and Japanese licensing - have been combined for 2002 reporting. The Internet advertising segment constitutes less than 10% of the Company's business and is therefore not considered a significant business segment in 2002.

The following table pertains to the Company's 2001 operating segments:

Reported segments                                        Software Licensing          Internet             Consolidated
                                                                                   Advertising                Total
                                                         -------------------    -------------------    -------------------
Revenues                                                 $    1,575,000         $    1,658,559         $    3,233,559
Gross profit (loss)                                             243,072                (43,841)               199,231

A reconciliation of total operating segment gross profit to total net loss for 2001 is as follows:

Gross profit for reportable segments                     $     199,231
Corporate selling, general and administrative expenses        (882,623)
Other expense, net                                             (69,784)
                                                         --------------

        Net loss                                         $    (753,176)
                                                         ==============

Since all the Company's operations are located in the United States of America, the Company's geographic revenue information is based on the country in which the sales originate. Following is a table that shows the origin of revenues for the years ended December 31, 2002 and 2001:

Geographic segments                         U.S.                 Asia              All Other           Consolidated
                                                                                    Foreign               Total
                                      -----------------    -----------------    -----------------    -----------------
Revenues from external customers
    Years ended
      2002                              $ 1,453,631           $ 1,123,609         $    299,001          $ 2,876,241
      2001                                1,457,530             1,690,146               85,883            3,233,559

No geographic segment data is shown for long-lived assets, since the Company's operations reside entirely in the United States.



NOTE 10.  OPERATING LEASES

At  December  31,  2002,  the  Company  is   committed   to an  operating  lease
agreement that expires on January 31, 2004. The lease terms require monthly payments of $9,000 with scheduled increases each year. The Company records rent expense on a straight-line basis over the life of the lease. The Company has the option of terminating the lease during the last two years by providing six-months written notice to the landlord.

The Company's future annual minimum lease payments at December 31, 2002, are as follows:

                  2003                           $      110,817
                  2004                                    9,256

Total rent expense for the years ended December 31, 2002 and 2001, amounted to $112,849 and $129,714, respectively.



NOTE 11.  EMPLOYMENT CONTRACTS

On December 31, 2002, the Company amended its employment agreements with its two principal stockholders. Each of these agreements is for a period of five years commencing January 1, 2003, and is renewable annually thereafter unless either party provides 60 days' notice. Each employment agreement provides for an annual base salary of $104,000 and a bonus based on the Company's cash flow as defined in the agreement.

NOTE 12.  STOCK-BASED COMPENSATION

In 2002, the Company issued an aggregate of 124,500 shares of its common stock to employees, members of the Board of Directors and non-employees in the form of stock bonuses under its 2002 Equity Incentive Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares reserved and available for all types of grants under the 2002 Plan is 5,000,000. Estimated compensation expense in connection with these issuances is an aggregate of $12,450. The Board of Directors determined the fair value of its common stock, based on an independent appraisal, to be $0.10 per share at the time of issuance of these shares.

In 2002, the Company granted time-based options to purchase an aggregate of 880,000 shares of the Company's common stock at an exercise price of $0.12 per share under the 2002 Plan. Of such amount, there were (a) 10-year incentive stock options to purchase 805,000 shares of the Company's common stock granted to employees, (b) five-year non-qualified options to purchase 15,000 shares of the Company's common stock granted to a consultant of the Company; and (c) five-year non-qualified options to purchase 60,000 shares of the Company's common stock granted to non-employee directors. The ten-year options become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant and the five-year options become exercisable at the rate of one-fifth of the amount granted on each of the first through fifth anniversaries of the date of grant. No compensation expense will be recorded for options granted to employees. Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years. Total compensation expense recognized in 2002 for options granted to non-employees was $51,808.

Previously, the Company had issued options under its 1995 and 1999 stock option plans. None of the options vested under the 1999 Plan are exercisable.

                                                                            Weighted
                                                                             Average
                                                      Stock Options      Exercise Price
                                                      -------------      --------------
Outstanding at December 31, 2000                         616,800         $     5.72
Cancelled or forfeited                                  (512,500)              6.00
                                                      -----------
Outstanding at December 31, 2001                         104,300               4.36
Granted                                                  880,000               0.12
Forfeited                                               (160,000)              0.31
                                                      -----------
Outstanding at December 31, 2002                         824,300               0.62
                                                      -----------

The following table summarizes stock options outstanding at December 31, 2002:

                                     Options Outstanding                                   Options Exercisable
                  -----------------------------------------------------------     --------------------------------------
                                                Average           Weighted                                    Weighted
  Exercise              Number                 Remaining           Average                Number               Average
   Price              Outstanding at          Contractual          Exercise          Exercisable at           Exercise
   Range            December 31, 2002         Life (Years)          Price           December 31, 2002           Price
--------------    ---------------------    -----------------    -------------     --------------------      ------------
   $0.70                   25,000                2.67               $0.70                   25,000              $0.70
    5.31                   61,800                2.75                5.31                        -               5.31
    6.25                   12,500                7.00                6.25                        -               6.25
    0.12                  725,000                9.73                0.12                        -               0.12
                  ---------------------                                           --------------------
                          824,300                                                           25,000
                  =====================                                           ====================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were as follows:

                                             2002 Plan             1995 and
                                                                  1999 Plans
                                       -------------------    -------------------
Risk-free interest rate                       6.0%                   6.0%
Stock price volatility factor                  99%                    99%
Expected life of the options             5 and 10*years         5 and 10* years
Dividend yield                                0.0%                   0.0%

* Non-qualified options issued to non-employees have an estimated average life of 5 years; incentive stock options granted to employees are estimated to have an average life of 10 years.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 10, 2003                          eAcceleration Corp.


                                    By:       /s/ Clinton L. Ballard
                                        ---------------------------------------
                                                  Clinton L. Ballard
                                           President and Chief Executive Officer


                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on April 10, 2003 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Clinton L. Ballard, with full power of substitution, his/her true and lawful attorney-in-fact and agent to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which he may deem necessary or advisable to enable eAcceleration Corp. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


     /s/ Clinton L. Ballard      President, Chief Executive Officer and Director
------------------------------   (Principal Executive Officer)
      Clinton L. Ballard


     /s/ E. Edward Ahrens        Chief Financial Officer
------------------------------   (Principal Accounting Officer)
      E. Edward Ahrens


     /s/ Diana T. Ballard        Chairman of the Board, Secretary and Treasurer
------------------------------
       Diana T. Ballard


     /s/ Edward P. Swain, Jr.    Director
------------------------------
       Edward P. Swain, Jr.


     /s/ William E. Hoke         Director
------------------------------
       William E. Hoke

                   SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, Clinton L. Ballard, certify that:

1.   I have reviewed this year-end report on Form 10-KSB of eAcceleration Corp.;

2. Based on my knowledge, this year-end report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year-end report;

3. Based on my knowledge, the financial statements, and other financial information included in this year-end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year-end report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this year-end report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this year-end report (the "Evaluation Date"); and

     c) presented in this year-end report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this year-end report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003                        /s/ Clinton L. Ballard
                                          -------------------------------------
                                          Clinton L. Ballard
                                          President and
                                          Chief Executive Officer

                  SARBANES-OXLEY SECTION 302(A) CERTIFICATION

I, E. Edward Ahrens, certify that:

1.   I have reviewed this year-end report on Form 10-KSB of eAcceleration Corp.;

2. Based on my knowledge, this year-end report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this year-end report;

3. Based on my knowledge, the financial statements, and other financial information included in this year-end report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this year-end report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this year-end report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this year-end report (the "Evaluation Date"); and

     c) presented in this year-end report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this year-end report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 10, 2003                         /s/ E. Edward Ahrens
                                           -----------------------------------
                                           E. Edward Ahrens
                                           Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
------     ----------------------

3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration Number: 333-90867), filed with the Commission on November 12, 1999).
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
4.1        Specimen Common Stock Certificate (Incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.1 Amended and Restated 1999 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.2 Employment Agreement between the Company and Clinton L. Ballard (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on February 16, 2000).
10.3 Amendment No. 1 to Employment Agreement between the Company and Clinton L. Ballard. (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.4 Amendment No. 2 to Employment Agreement between the Company and Clinton L. Ballard.
10.5 Employment Agreement between the Company and Diana T. Ballard (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration
           Number 333-90867), filed with the Commission on February 16, 2000).
10.6       Amendment No. 1 to Employment Agreement between the Company and Diana
           T. Ballard. (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.)
10.7       Amendment No. 2 to Employment Agreement between the Company and Diana
           T. Ballard.
10.8 Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.9 Lease Agreement between the Company and Olympic Place II, L.L.C (Incorporated by reference to Exhibit 10.11 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on April 4, 2000).
10.10 Distribution Agreement dated May 20, 2002, between the Company and Sourcenext Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002, filed with the Commission on August 19, 2002).
10.11 Promissory Note, dated June 21, 2001, by Acceleration Software International Corporation in favor of Silverdale State Bank (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2001).
10.12 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of eAcceleration Corp. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2001).
10.13 Commercial Security Agreement, dated June 21, 2001, by Acceleration Software International Corporation and eAcceleration Corp. in favor of Silverdale State Bank, relating to the assets of Acceleration Software International Corporation. (Incorporated by reference to
           Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2001).
10.14 Promissory Note of the Company in favor of Clinton L. Ballard, dated November 8, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001).
10.15 Distribution Agreement between the Company and Sourcenext Corporation, dated January 7, 2002. (Incorporated by reference to
           Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

Exhibit
Number     Description of Exhibit
-----      ----------------------

10.16 Promissory note of the Company in favor of Clinton L. Ballard, dated December 20, 2001. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.17 Promissory note of the Company in favor of Clinton L. Ballard, dated January 3, 2002. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.18 Promissory note of the Company in favor of Clinton L. Ballard, dated January 31, 2002. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.19 Change in Terms Agreement, dated December 13, 2001, by Acceleration Software International Corporation in favor of American Marine Bank d/b/a Silverdale Bank. (Incorporated by reference to Exhibit 10.30 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.20 Promissory Note, dated February 15, 2002, by eAcceleration Corp. in favor of American Marine Bank d/b/a Silverdale Bank. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.21 Commercial Security Agreement, dated February 15, 2002, by eAcceleration Corp. in favor of American Marine Bank d/b/a Silverdale Bank. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
           2001).
10.22 Subordination agreement among Silverdale State Bank, eAcceleration Corp. and Clinton L. Ballard. (Incorporated by reference to Exhibit
           10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.23 eAcceleration Corp. 2002 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Commission on April 3, 2002).
10.24 Change in Terms Agreement, dated May 24, 2002, by Acceleration Software International Corporation in favor of American Marine Bank d/b/a Silverdale Bank (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2002).
10.25 Merchant Agreement between eAcceleration Corp. and Merchant e-Solutions (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002).
10.26 Letter Agreement dated August 5, 2002 between Finn Hill Partnership and Acceleration Software International Corp.
10.27 Change in Terms Agreement, dated March 18, 2003 by Acceleration Software International Corporation in favor of American Marine Bank d/b/a Silverdale Bank.
10.28 Waiver agreement dated March 20, 2003 among Silverdale Bank, eAcceleration Corp. and Clinton L. Ballard.
21.1       List of Subsidiaries
23.1       Consent of Peterson Sullivan, PLLC
23.2       Consent of McKennon, Wilson & Morgan LLP
99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C.ss.1350.
99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C.ss.1350.