Form 10QSB
period 2003-03-31
EACCELERATION CORP
filed 2003-05-14
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
      FOR THE QUARTERLY PERIOD ENDED March 31, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,472,500 shares of Common Stock, as of May 1, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated balance sheet as of March 31, 2003 (unaudited)..............     3
Consolidated statements of operations for the three months ended
     March 31, 2003 and 2002 (unaudited) ................................     4
Consolidated statements of cash flows for the three months ended
     March 31, 2003 and 2002 (unaudited) ................................     5
Notes to consolidated financial statements (unaudited)...................     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    12

Item 3.  Controls and Procedures..........................................    20

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................    20
Item 2.  Changes in Securities and Use of Proceeds........................    21
Item 3.  Defaults upon Senior Securities..................................    21
Item 4.  Submissions of Matters to a Vote of Security Holders.............    21
Item 5.  Other Information................................................    21
Item 6.  Exhibits and Reports on Form 8-K.................................    22

SIGNATURES................................................................    23

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               eACCELERATION CORP.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                      March 31,
                                                                        2003
                                                                     -----------
                                                                     (unaudited)
Current assets:
   Cash                                                             $    73,605
   Accounts receivable, net of allowance for doubtful
       accounts of $4,587                                                 5,036
   Restricted certificate of deposit                                    153,268
   Prepaid expenses                                                      54,336
                                                                    ------------
     Total current assets                                               286,245

Property and equipment, net                                             127,214
Patents and trademarks, net                                              65,844
Other assets                                                            203,588
                                                                    ------------

                                                                    $   682,891
                                                                    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                 $   275,964
   Accrued liabilities                                                  194,018
   Short-term note payable                                              275,000
   Long-term note callable by creditor                                   34,918
   Deferred revenue, current portion                                  2,480,751
                                                                    ------------
      Total current liabilities                                       3,260,651

   Notes payable to stockholders                                        394,016
   Deferred revenue, less current portion                               433,036
                                                                    ------------
     Total liabilities                                                4,087,703

Commitments and contingencies                                              -

Stockholders' equity (deficit):
Common stock, par value $0.0001; 100,000,000 shares authorized;
     34,424,500 shares issued and outstanding                             3,443
   Additional paid-in capital                                           802,915
   Accumulated deficit                                               (4,211,170)
                                                                    ------------
                                                                     (3,404,812)
                                                                    ------------
                                                                    $   682,891
                                                                    ============


          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     Three Months Ended
                                                                         March 31,
                                                              ---------------------------------
                                                                   2003                2002
                                                              -------------       -------------
                                                                         (unaudited)
Revenues:
     Online software subscriptions, net of refunds of
         $132,327 and $0                                      $  1,151,137        $      -
     Software licensing                                            150,000             450,000
     Internet advertising                                            2,971             123,385
                                                              -------------       -------------
                                                                 1,304,108             573,385
                                                              -------------       -------------

Costs of revenues:
     Online software subscriptions                                 559,968             236,453
     Software licensing                                            460,990             280,398
     Internet advertising                                            9,189             183,779
                                                              -------------       -------------
                                                                 1,030,147             700,630
                                                              -------------       -------------

Gross profit (loss)                                                273,961            (127,245)

Selling expenses                                                   203,927              -
General and administrative expenses                                208,329             163,620
                                                              -------------       -------------

Loss from operations                                              (138,295)           (290,865)

Other income (expense)                                             (14,588)            (18,410)
                                                              --------------      -------------

Loss before income tax                                            (152,883)           (309,275)
Foreign income tax expense                                         (15,000)             -
                                                              --------------      -------------

     Net loss                                                 $   (167,883)      $    (309,275)
                                                              ==============      =============

Basic and diluted per-share information:
     Net loss                                                 $       0.00       $       (0.01)
                                                              =============       =============

Weighted average shares outstanding --
   Basic and diluted                                            34,424,500          34,300,000
                                                              =============       =============

          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Three Months Ended
                                                                           March 31,
                                                              ----------------------------------
                                                                   2003                2002
                                                              --------------      --------------
                                                                          (unaudited)
Cash flows from operating activities:
Net loss                                                      $    (167,883)      $    (309,275)
Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
       Depreciation and amortization                                 20,875              14,650
       Value of stock options                                        13,110              12,847
       Adjustment of allowance for doubtful accounts                 (4,076)                -
       Gain on settlement of accounts payable                           -                (4,156)
       Changes in operating assets and liabilities:
         Restricted cash                                             (1,610)                -
         Accounts receivable                                          3,160              57,770
         Prepaid expenses                                           (36,705)                -
         Other assets                                              (129,541)                -
         Accounts payable                                           (80,232)           (175,343)
         Other current liabilities                                  (11,796)            (50,105)
         Deferred revenue                                           116,749             128,595
                                                              --------------      --------------
       Net cash used in operating activities                       (277,949)           (325,017)
                                                              --------------      --------------

Cash flows from investing activities:
       Purchases of equipment                                        (8,779)            (53,084)
                                                              --------------      --------------
         Net cash used in investing activities                       (8,779)            (53,084)
                                                              --------------      --------------

Cash flows from financing activities:
       Proceeds from long-term note callable by creditor                -                52,500
       Proceeds from note payable to stockholder                        -               179,000
       Payments on long-term note callable by creditor               (4,179)             (1,295)
       Capital contribution by stockholder                              -                40,000
       Distributions to stockholders                                    -                  (651)
                                                              -------------       --------------
         Net cash provided by (used in) financing activities         (4,179)            269,554
                                                              --------------      -------------

Net increase (decrease) in cash                                    (290,907)           (108,547)
Cash at beginning of period                                         364,512             121,031
                                                              -------------       -------------

Cash at end of period                                         $      73,605       $      12,484
                                                              =============       =============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $      16,977       $       9,529
                                                              =============       =============


          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND NATURE OF OPERATIONS

The Company is a provider and licensor of proprietary software that is distributed both through the Internet and via a distributor in Japan. Its primary focus is developing a subscriber base for its "eAnthology" online subscription service as the leading means of distributing some or all of its internally-produced software. In the past, the Company produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with the Company's software. The Company is not pursuing this business in 2003 due to the depressed nature of the online advertising industry.

eAnthology is an online subscription service that can provide many different computer applications, including the Company's own software product line, to consumers. Management expects it to be composed of various different applications, with all components designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. During 2002, the Company focused most of its efforts on developing a virus protection system for the consumer market. The virus scanner alerts users to the presence of not only viruses, but also spyware, malware (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm) and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which then can e-mail such file to a remote recipient). The scanner provides cures for the infected machines as well as ongoing support and protection to safeguard customers against future threats. eAnthology is not defined by any one application, and management expects that its nature and content will expand and evolve over time as the needs of users change. The Company endeavors to constantly respond to the needs of the consumer market, and eAnthology is designed to meet those needs.

The Company licenses localized versions of its software products for distribution in Japan. Under the terms of its distribution agreement with its Japanese distributor, Sourcenext Corporation, the Company has granted its distributor an unlimited license to sell the software in Japan. This does not materially affect operations involved in offering software through the Company's websites or otherwise over the Internet, either free or as part of a subscription, because the distributor's license only applies to localized, Japanese versions of the software, and not the English language versions which are available on the Company's websites or over the Internet, including with respect to eAnthology. Additionally, users in Japan generally cannot run the English-language versions on their operating systems.

INTERIM DISCLOSURES

The information as of March 31, 2003, and for the three months ended March 31, 2003 and 2002, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three months ended March 31, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REVENUE RECOGNITION

The Company's subscription-based revenue from "eAnthology" quarterly and annual online software subscriptions is deferred and recognized on a straight-line basis monthly, over the life of the user's subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain, in accordance with the provisions of SOP 97-2. Because the eAnthology subscription is sold with a right of return, accounting standards require the Company to estimate the amount of future returns and create a reserve for such returns at the time the sale is made. To this effect, management continuously reviews refunds granted to customers during the 7 or 14 day refund period, and provides appropriate estimates of refunds at the time of sale based on historical experience. The Company had deferred subscription-based revenue for this service of $2,613,787 and $128,595 as of March 31, 2003 and 2002,
respectively.

Revenues recognized under the current contract with the Company's Japanese distributor are accounted for in accordance with the provisions of SOP's 97-2 and 98-9. The contract contains multiple elements, including post-contract customer support ("PCS") and specified upgrades. Revenue for PCS is recorded on a straight-line basis monthly over the life of the agreement. Management estimates that vendor specific objective evidence ("VSOE") of fair value does not exist for any of the specified upgrades outlined in the contract; therefore management has elected to recognize revenue on the specified upgrades only upon delivery. The Company has deferred recognition of $300,000, to be recognized upon delivery of the upgrades, which is expected to occur in 2003.

STOCK-BASED COMPENSATION

The Company has a stock-based equity incentive plan, which is described more fully in Note 9. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted, amortized over the estimated life of the option. This compensation cost is recognized ratably over the vesting period. In accordance with APB Opinion No. 25, the Company records compensation costs only for stock options issued to non-employees. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                                                         2003                2002
                                                    --------------      --------------
Net Loss
--------
As reported                                         $    (167,883)      $    (309,275)
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects                                 (2,016)             (2,153)
                                                    --------------      --------------
Proforma net loss                                   $    (169,899)      $    (311,428)

Basic and diluted loss per share
--------------------------------

As reported                                         $       0.00        $       (0.01)
Proforma                                            $       0.00        $       (0.01)

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

RECLASSIFICATIONS

Certain reclassifications have been made to the 2002 consolidated financial statements and related notes to conform to the current year presentation. These reclassifications had no effect on net loss or stockholders' deficit.

NOTE 2 - EARNINGS PER SHARE

The table set forth below reconciles the components of the basic net loss per share calculation to the components of the diluted net loss per share calculation.

                                                                            March 31,
                                                              ----------------------------------
                                                                   2003                2002
                                                              --------------      --------------
Weighted average shares outstanding - basic                      34,424,500          34,300,000
Effect of dilutive stock options                                      -                   -
                                                              --------------      --------------
Weighted average shares outstanding - diluted                    34,424,500          34,300,000
                                                              ==============      ==============

Since the Company reported net losses for the three months ended March 31, 2003 and 2002, stock options have been excluded from the calculation of the weighted average shares outstanding, as their effects are anti-dilutive. Had the Company shown net income for the three months ended March 31, 2002, the dilutive effect of the stock options would have been an additional 29,991 shares. For the three months ended March 31, 2003, there would have been no dilutive effect from stock options, even if the Company had reported net income for the period, because the exercise price of all the stock options issued is above the current fair value of the stock, which causes all the options to be anti-dilutive.

NOTE 3 - LONG-TERM CONTRACTS

The Company is a party to a distribution agreement with the exclusive distributor of the Company's products in Japan. For the first three months of 2003 and 2002, the Company received $50,000 and $150,000 per month, respectively, under this agreement, which constituted 12% and 78% of the Company's total revenue in those periods, respectively. In addition to giving the distributor full license to distribute the Company's intellectual property and proprietary rights in Japan, except for "eAnthology", the agreement requires the Company to develop and refine specified products and upgrades to existing products. The agreement may be terminated by either party with three month's notice.

This contract is considered to have multiple elements under SOP 97-2. Management estimates that VSOE of fair value does exist for the PCS portion of the contract, in the amount of $50,000 per month; management also estimates that VSOE of fair value does not exist for any of the specified products or upgrades outlined in the agreement. In accordance with SOP 97-2 and SOP 98-9, the revenue for PCS is recorded ratably over the life of the contract. The residual value from the initial payments under the contract has been deferred and will be recognized upon delivery of the specified upgrades. Management expects delivery of these products to occur in 2003. Accordingly, $300,000 of the revenue received in 2002 has been deferred and is included with the current portion of deferred revenue in these financial statements.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - NOTES PAYABLE TO BANK

SHORT-TERM NOTE PAYABLE

The Company has a note payable to a bank in the amount of $275,000 that bears interest at 8.5%. The note requires monthly interest-only payments and the principal was due in full on April 15, 2003. As of the date of this filing, the bank has not exercised its right to demand payment in full under the note.

The note requires the Company to comply with various covenants, including certain financial ratios regarding working capital and debt coverage which have not been met in 2003, and other nonfinancial covenants. The note is secured by substantially all assets of the Company, including the certificate of deposit referred to in Note 6 and is personally guaranteed by the Company's majority stockholders. The Company utilized the amount borrowed under this note for working capital.

LONG-TERM NOTE CALLABLE BY CREDITOR

The Company has another note payable to the same bank. The proceeds from this note were utilized to purchase certain computer equipment for the dissemination of the Company's eAnthology online software subscription. The note has a current principal balance of $34,918, bears interest at 8.0%, requires monthly payments of $1,645 and matures February 15, 2005. The loan is secured by substantially all the assets of the Company, is personally guaranteed by the principal stockholders of the Company, and is subject to substantially the same covenants as described above, which the Company has not met in 2003. Due to these covenant violations, the entire balance is classified as current in these financial statements since the bank could demand payment in full of this note prior to its scheduled maturity.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDER

The Company has a balance of $394,016 currently outstanding under various notes payable to the Company's chief executive officer, who is one of the principal stockholders. These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments. This debt is unsecured and subordinated to all bank debt. It is the intention of the stockholder to not seek repayment of these notes before March 31, 2004.

NOTE 6 - RESTRICTED CASH

The Company has a certificate of deposit in the amount of $153,268 with the bank referred to in Note 4, which is specifically being held by the bank as collateral for the loan discussed in Note 4. The certificate of deposit matures on May 31, 2007 and earns interest at the rate of 3.2% per annum. According to the terms of the certificate, the principal may not be withdrawn until the maturity date without the consent of the bank, but any interest earned is permitted to be withdrawn currently.

NOTE 7 - SEGMENT DATA

In 2002, the Company changed its primary focus to that of online software subscriptions and de-emphasized its Internet advertising segment. Due to the similar characteristics of the Company's software licensing operating segments, all software segments - online software subscription licensing and licensing to Sourcenext Corporation - have been combined for 2002 and 2003 reporting. The Internet advertising segment constitutes less than 10% of the Company's business and is therefore not considered a significant business segment in 2003.

In the first quarter of 2002, the Company changed its refund policy on its eAnthology online software subscription from 90 days to 7 or 14 days based on the length of subscription (quarterly or annual). Due to the accounting
                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

standards requirement to recognize revenue only after the expiration of the right of refund, the Company did not recognize any revenues from the eAnthology online software subscription in the first quarter of 2002.

The Company's geographic revenue information is based on the country in which the sales originate. Following is a table that shows the origin of our revenues for the three months ended March 31, 2003 and 2002:

                                                                                All Other      Consolidated
Geographic segments:                      U.S.               Asia                Foreign           Total
                                      -------------       -------------      --------------    -------------
Revenues from external customers:
March 31, 2003                        $  1,055,197        $    153,481       $     95,430      $  1,304,108
March 31, 2002                        $     93,914        $    459,508       $     19,963      $    573,385

No geographic segment data is shown for long-lived assets, as the Company's operations reside entirely in the United States.

NOTE 8 - INCOME TAXES

The Company recorded no current or deferred income tax provision for the three months ended March 31, 2003 and 2002. In 2003, the Company has experienced an operating loss. In 2002, the Company did not record a provision as it was still under an S corporation election. The Company's election to be taxed under Subchapter S of the Internal Revenue Code was terminated effective August 7, 2002, at which point the corporation became a C corporation under the Internal Revenue Code. Until August 7, 2002, all profits and losses were reflected in the individual tax returns of the stockholders.

Subsequent to August 7, 2002, the Company has utilized the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The Company has provided a full valuation allowance on its deferred tax assets because of uncertainty regarding their realizability, due to the substantial doubt surrounding the Company's ability to continue as a going concern as expressed in the auditors' opinion on the financial statements for fiscal year 2002.

The difference between the statutory federal tax rate of 34% and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets.

NOTE 9 - STOCK BASED COMPENSATION

The amounts below include options issued under the Company's 1995, 1999 and 2002 plans, as well as options issued in 1999 which were not subject to any plan.

                                                        Number of          Weighted
                                                       Outstanding          Average
                                                         Options         Exercise Price
                                                     --------------      --------------
Outstanding at January 1, 2002                             104,300               $4.36
Granted                                                       -                  $0.00
Cancelled or forfeited                                        -                  $0.00
                                                     --------------
Outstanding at March 31, 2002                              104,300               $4.36
                                                     ==============

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Outstanding at January 1, 2003                            824,300         $0.62
Granted                                                      -            $0.00
Cancelled or forfeited                                    (10,000)        $0.12
                                                     -------------
Outstanding at March 31, 2003                             814,300         $0.63
                                                     =============

The following table summarizes options outstanding at March 31, 2003:

                                Options Outstanding                                Options Exercisable
                -------------------------------------------------------    ---------------------------------
                                         Average          Weighted                                Weighted
 Exercise             Number            Remaining         Average               Number            Average
  Price           Outstanding at       Contractual        Exercise          Exercisable at        Exercise
  Range           March 31, 2003       Life (Years)         Price           March 31, 2003         Price
----------      -----------------     -------------    ----------------    ---------------     -------------
   $ 0.12             715,000               9.73            $ 0.12                -               $  0.12
   $ 0.70              25,000               2.38            $ 0.70              25,000            $  0.70
   $ 5.31              61,800               2.75            $ 5.31                -               $  5.31
   $ 6.25              12,500               7.00            $ 6.25                -               $  6.25
                -----------------                                          ---------------
                      814,300               9.10            $ 3.44              25,000            $  0.63
                =================                                          ===============

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were as follows:

                                                                                     1995 and 1999
                                                                  2002 Plan               Plans
                                                              ----------------      ----------------
Risk-free interest rate                                              6.0%                    6.0%
Stock price volatility factor                                         99%                     99%
Expected life of the options                                   5 and 10*years       5 and 10* years
Dividend yield                                                       0.0%                    0.0%

* Non-qualified options issued to non-employees have an estimated average life of 5 years; incentive stock options granted to employees are estimated to have an average life of 10 years.

NOTE 10 - SUBSEQUENT EVENTS

On April 16, 2003, the Company entered into an International Distribution Representation Agreement with Plasma Devices, Inc., whereby the Company agreed to pay a certain amount in exchange for promotional services performed on the Company's behalf by Plasma Devices, in order to obtain international distribution agreements for the Company's eAnthology online software subscription. The amounts to be paid to Plasma Devices can vary depending on the payouts under the distribution agreements they obtain for the Company. The agreement has an initial term of exclusivity expiring in June 2003, dependent on certain conditions.

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

         The following discussion should be read with the historical consolidated financial statements and accompanying notes, which are included herein, and with the consolidated financial statements included in our 2002 annual report on form 10-KSB.

GENERAL

         We are a provider and licensor of proprietary software that is distributed both through the Internet and through a distributor in Japan. Our primary focus is developing a subscriber base for our "eAnthology" online subscription service as the leading means of distributing some or all of our internally-produced software.

         eAnthology is an online subscription service that is expected to provide a myriad of computer applications to consumers. It is expected to be composed of many different applications, including our software product line, and all components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. Our virus scanner, initially developed in 2002, alerts users to the presence of not only viruses, but also spyware, malware, (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm) and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e-mail such file to a remote recipient). We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats. eAnthology is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our users change. We endeavor to constantly respond to the needs of the consumer market, and eAnthology is designed to meet those needs.

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

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of its financial position and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of these unaudited financial statements relate to revenue recognition and returns and allowances relating to online subscriptions, and revenue recognition relating to the distribution of our software products in Japan.

REVENUE RECOGNITION AND RETURNS AND ALLOWANCES RELATING TO ONLINE SUBSCRIPTIONS

         We initially offered a quarterly eAnthology online subscription service in the first quarter of 2002, which was subject to an unconditional right of refund over the life of the subscription, 90 days, in accordance with our refund policy in effect at the time. Because of our refund policy and accounting standards regarding the right of return, we deferred all revenue on eAnthology subscriptions in the first quarter of 2002.

         Beginning in April 2002, we changed our refund policy to a 7 day right of refund on quarterly subscriptions and a 14 day right of refund on annual subscriptions. Accordingly, we now defer online subscription revenue and recognize such revenue on a straight-line basis monthly over the life of the user's subscription after the right of refund lapses when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and no significant Company obligations with regard to implementation remain, in accordance with SOP 97-2. In addition, accounting standards require us to estimate the amount of future returns and create a reserve for such returns at the time the sale is made; accordingly, we have developed an estimate utilizing a weighted average ratio of returns based on actual historical numbers. Such a ratio is applied to current period sales to develop the required reserve. All revenue not yet recognized from sales is deferred until future periods. We believe our revenue recognition practices for subscription revenues are in accordance with SFAS No. 48, and SOP 97-2.

REVENUE RECOGNITION RELATING TO THE DISTRIBUTION OF OUR SOFTWARE PRODUCTS IN
JAPAN

         In January 2002, we entered into a new agreement (the "January 2002 contract") with our Japanese distributor, Sourcenext Corporation. The January 2002 contract granted the distributor the exclusive right to reproduce, display, license, and sub-license our intellectual property rights in software produced under the contract to third parties in Japan. The January 2002 contract called for fixed payments of $150,000 per month, subject to a 10% Japanese withholding tax. We received five such payments under the January 2002 contract and revenues of $150,000 were recorded monthly.

         In May 2002, we terminated this contract with our Japanese distributor and entered into another agreement with that company. Under this agreement, we granted to the distributor the exclusive right to reproduce, display, license and sub-license to third parties in Japan, our intellectual and proprietary rights in our software products (except eAnthology) produced under the agreement. We are required to maintain, support and provide "bug fixes" for products that we license to the distributor. These provisions are considered post-contract customer support ("PCS") and unspecified upgrades, and are accounted for ratably in accordance with SOP 97-2, "Software Revenue Recognition". The agreement also requires us to develop upgraded versions (specified upgrades) of certain of these products in the future, but we are not required to develop new products for the distributor. Accordingly, this agreement is considered to be a multi-element contract requiring vendor-specific objective evidence ("VSOE") for all elements. SOP 98-9, which modified SOP 97-2, allows us to use the residual value method if VSOE or its equivalent is known for PCS.

         Under the current distribution agreement, we received monthly payments of $150,000 for each of June, July and August 2002, and have received $50,000 per month thereafter. The payments under the agreement are made net of a 10% Japanese withholding tax. SOP 97-2 requires revenue on this contract to be allocated to the PCS and the upgrades based on the VSOE of fair value estimated by management. Management estimated the value of PCS services to be equal to the amount of the $50,000 fixed monthly payments, which are recognized ratably over the life of the contract. The difference between the amount of fixed payments and the larger initial payments has been deferred until delivery of the specified upgrades, which is expected to occur in 2003. Total amounts deferred under this contract to date are $300,000.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

REVENUES

         Our revenues increased $730,723, or 127%, from $573,385 during the 2002 first quarter, to $1,304,108 during the 2003 first quarter, primarily due to an increase in online subscription services revenue of $1,151,137, from $0 recognized in the first quarter of 2002 (due to our 90-day refund policy discussed above). This increase was partially offset by a decrease in software licensing revenues of $(300,000), or 67%, from $450,000 in 2002 to $150,000 in
2003; and by a decrease in internet advertising revenue of $(120,414), or 98%, from $123,385 in 2002 to $2,971 in 2003.

         We began selling our eAnthology online subscription service in late December 2001. We initially offered a quarterly subscription-based service which, in the first quarter of 2002, was subject to an unconditional right of refund over the life of the subscription, 90 days, in accordance with our refund policy in effect at the time. Because the sales were subject to refund at any time during the quarterly subscriptions, we deferred all revenue on eAnthology subscriptions in the first quarter of 2002.

         Revenues from software licensing decreased $(300,000), or 67%, from $450,000 during the 2002 first quarter to $150,000 during the 2003 first quarter. As of January 7, 2002, we entered into a new agreement with Sourcenext Corporation pursuant to which we received fixed monthly payments of $150,000. In May 2002, we terminated this contract with Sourcenext and entered into the current agreement with Sourcenext pursuant to which Sourcenext paid us $150,000 per month in June through August 2002, of which we recognized $50,000 and deferred $100,000, pending delivery of specified software upgrades. Sourcenext is obligated to pay us $50,000 per month thereafter, which is recognized ratably over time as the portion allocable to PCS services.

         The decrease in Internet advertising revenue of $(120,414) or 98% was caused primarily by a lack of demand in this business segment, and to our actively pursuing sales of our eAnthology online software subscription service rather than advertising sales.

COST OF REVENUES

         Our cost of Internet advertising revenues decreased by $(174,590), or 95%, from $183,779 (net of the $4,156 gain recorded on settlement of advertising payables) during the first quarter of 2002 to $9,189 during the first quarter of 2003, primarily due to lack of demand in that area of our business; as a result, we did not purchase any Internet advertising to be sold to third parties in the first quarter of 2003. Expenses pertaining to this segment consisted of costs associated with producing in-house advertising space on our websites, including personnel-related costs and administrative expenses.

         Our cost of software licensing revenues increased by $180,592, or 64%, from $280,398 during the first quarter of 2002 to $460,990 during the first quarter of 2003, primarily due to increases in personnel costs, as well as increases in the cost of Internet bandwidth.

         Our cost of eAnthology subscription revenues increased $323,515, or 137%, from $236,453 during the first quarter of 2002 to $559,968 during the first quarter of 2003. The increase in costs correlates with the increases in sales of eAnthology. Due to the higher volumes of subscription sales in 2003, credit card processing costs have increased, personnel costs have increased as we have hired more customer service personnel to handle a growing number of customer requests, and outside services costs have increased as a result of increased outsourcing of software testing. We expect costs associated with our eAnthology online software subscriptions to grow as our customer base for eAnthology expands.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling expenses in 2003 totaled $203,927, and consisted entirely of internet advertising purchased to promote eAnthology. Internet advertising costs in 2002 for eAnthology amounted to only $29,460, and were included as part of the cost of online subscription service revenue, as we had not yet launched eAnthology full-scale and had not yet initiated a widespread marketing campaign for the service.

         General and administrative costs increased $44,709, or 27%, from $163,620 in 2002 to $208,329 in 2003. The increase is due primarily to increases in legal and accounting expenses. Additional accounting expenses incurred were attributable in part to our change from an S corporation to a C corporation and to the additional costs incurred as a result of the change in our accountants. Smaller increases in legal expenses were due to additional patent filings and litigations filed against us in the first quarter of 2003. These litigations are described in Part II, Item 1.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at or above the estimated fair market value, no compensation expense relating to these options was charged to operations in the first quarter of 2003 or 2002. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $13,110 and $12,847 of compensation expense during the first quarter of 2003 and 2002, respectively, as a result of compensatory stock options issued to non-employees.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

         We experienced net losses during the first quarter of 2003 and 2002 in the amounts of $(167,883) and $(309,275), respectively. As of March 31, 2003, we had cash of $73,605, a stockholders' deficit of $(4,211,170), and a working capital deficit of $(2,974,406). Throughout 2002 and the first quarter of 2003, we did not generate sufficient cash flows from operations to support our business, but relied heavily on funds provided by our principal stockholders and bank financings to continue in business and to purchase necessary equipment additions. Our independent auditors included an explanatory paragraph in their audit report included with our annual report on Form 10-KSB for 2002 which raised substantial doubt about our ability to continue as a going concern.

MANAGEMENT'S PLANS

         We believe that the losses referred to above are principally attributable to the overall decline in demand for online advertising, which has practically eliminated that segment of our business. We have focused our efforts into generating revenues from our eAnthology online subscription service and from our software licensing to our Japanese distributor. While our operating cash flow, as well as overall cash flow, has improved primarily due to sales of our online subscription services, there can be no assurance that we will recognize sufficient revenues from such subscription service to compensate for previous losses or that we will not continue to incur additional losses in the future. Losses may continue to occur, as we are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, while we are required to recognize all expenses related to the online subscriptions in the period such expenses are incurred.

         We have taken a number of measures to improve our cash flow from operations. These measures include:

- DEVELOPMENT OF THE EANTHOLOGY ONLINE SUBSCRIBER BASE. We concentrated most of our efforts during the first quarter of 2003 on generating revenues from our eAnthology online subscription service. This segment of our business generated 88% of our revenue in the first quarter of 2003; however, there is no assurance that we will continue to be successful in marketing or distributing such a service, nor that the revenue stream from such service will continue to generate positive cash flow.

- NEGOTIATION OF A NEW CONTRACT WITH OUR JAPANESE DISTRIBUTOR. In January 2002, we entered into a new agreement with Sourcenext Corporation, our Japanese distributor, which superceded a previous agreement with this company. This new agreement granted Sourcenext the exclusive right to reproduce, display, license, and sub-license our intellectual property rights on software produced under the contract to third parties in Japan. The agreement called for fixed payments of $150,000 per month, from which a 10% tax was withheld by Sourcenext.
         We received five such payments under this agreement. In May 2002, we terminated this contract with Sourcenext and entered into the current agreement with Sourcenext. Under this agreement, we granted to Sourcenext similar intellectual property rights as in the January agreement, except as to our eAnthology product. We also are required to maintain, support and provide "bug fixes" for certain products and to develop specified upgraded versions of certain products for which a scheduled 2003 delivery has been delayed, but we are not required to develop new products for the distributor. Additionally, Sourcenext Corporation may request additional specified upgrades in the future, which are currently not contemplated in the contract. This agreement has no expiration date but may be terminated at any time, by either party, upon three months' notice, with no obligation on our part.

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

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         The Company currently owes $275,000 to a local bank under a promissory note which was due to mature on April 15, 2003 and is now in default. The bank previously required us to collateralize the note with a certificate of deposit, currently valued at $153,268. The note requires monthly payments of interest accrued at 8.5% per annum, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. It also requires us to comply with financial and non-financial covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. We have not met the financial covenants required by this loan in 2003; for this reason, the bank could have required immediate repayment of this note; to date, the bank has not exercised this right. The note is secured by the assets of ASIC and our assets, and is personally guaranteed by our two principal stockholders. We utilized the amount borrowed under this note for working capital. We are currently attempting to obtain a further extension of this loan.

         We previously financed $52,500 for the purchase of certain computer equipment through the local bank referred to above. The principal balance of this obligation as of March 31, 2003 was $34,918. The loan accrues interest at an annual rate of 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest payments of $1,645. The loan agreement contains certain financial and non-financial covenants, which are substantially the same as the covenants contained in the loan agreement with this bank discussed above, including the prohibition against assuming debt to any party without written consent from the bank. We are currently in default of this loan since we have not complied with the terms of the note above and we have not met the financial covenants under this note in 2003. The bank has not yet exercised its right to demand payment in full. We have classified this loan as a current liability entitled "long-term note callable by creditor." The loan is secured by substantially all our assets and is personally guaranteed by our principal stockholders.

         We previously borrowed funds from one of our principal stockholders under various promissory notes to provide us with additional working capital. The current balance on these notes is now $394,016 net of repayments. These notes all are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum. The notes violated the loan covenant referred to above regarding creation of debt to third parties without the bank's consent. In order to remedy this covenant violation, such stockholder was required to sign a subordination letter with respect to these notes, which specified that the stockholder's notes would hold secondary priority in the event of the liquidation or dissolution of our company; it also specified that the bank reserved the right to restrict repayments of interest and principal on debts owed to our principal stockholder, if, in the opinion of the bank, such repayments to this stockholder would jeopardize our ability to service our debt to the bank. Further, the bank required us to obtain its written consent in order to make future principal repayments on such debts to this stockholder.

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

INCOME TAXES AND S-CORPORATION STATUS

         We utilize the liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences, which are based on differences occurring between GAAP financials and tax financials. We did not record any income tax expense in the first three months of 2002, as our Subchapter S election was still effective at that time.

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

SEASONALITY

         The computer software and Internet markets are characterized by significant seasonal swings in demand. We expect our net sales and operating results from the eAnthology subscription service to continue to be affected by these fluctuations in Internet usage. For our products and services, usage is typically higher in the summer and lower at year-end. Customer concerns about weakening economic conditions, heightened awareness of cyber terrorism, and periodic virus outbreaks may contribute negatively to fluctuations in our business. Our revenues may also experience substantial variations as a result of a number of other factors, such as consumer and business preferences and introduction of competing products by competitors, as well as limited time promotional pricing and other offers. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         WE ARE DEPENDENT ON THE PROCESSING OF CREDIT CARD TRANSACTIONS IN CONNECTION WITH OUR EANTHOLOGY SUBSCRIPTION SERVICE. ANY SIGNIFICANT INTERRUPTION IN THE PROCESSING OF OUR CREDIT CARD TRANSACTIONS COULD HAVE SERIOUS ADVERSE EFFECTS ON OUR COMPANY.

         The success of our eAnthology online subscription service, and our business as a whole, is dependent on our ability to sell subscriptions over the Internet to consumers. Over 90% of our sales of our eAnthology subscriptions, which constituted 88% of our revenues for the first quarter of 2003, are effectuated through credit card sales. For the first quarter of 2003, we utilized three merchant banks and two payment gateway providers to facilitate all of our credit card transactions; one of such merchant banks terminated its services March 31, 2003. Although we have contracted with additional providers of these services, any failure on the part of these providers to successfully process our credit card transactions in sufficient volume could restrict our ability to sell our services, which would have a material adverse effect on our financial position, cash flows and results of operations.

         WE RELY ON A DISTRIBUTION AGREEMENT WITH OUR JAPANESE DISTRIBUTOR WHICH MAY BE TERMINATED BY EITHER PARTY UPON THREE MONTHS' NOTICE.

         We currently rely on payments made under our distribution agreement with our Japanese distributor for some of the cash flow required for our operations. In May 2002, we entered into a new distribution agreement with the distributor, pursuant to which our revenues were reduced from $150,000 to $50,000 per month beginning in September 2002. This reduction has had, and is expected to continue to have, an adverse impact on our cash flows and results of operations. This agreement can be terminated by either party upon three months' notice. There is no assurance that we will be able to continue to produce software to the satisfaction of our Japanese distributor under this contract, and if the contract is terminated, there would be a material adverse effect on our financial position, results of operations and cash flows. Additionally, we do not hold collateral to secure the payments under this agreement. Therefore, a significant default in payment would also adversely affect us.

         WE MAY BE UNSUCCESSFUL IN FURTHER DEVELOPING OUR EANTHOLOGY ONLINE SUBSCRIBER BASE.

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

         As of March 31, 2003 we owed the principal amount of $309,918 plus accrued interest to a local bank, $275,000 of which is pursuant to a promissory note which was payable upon maturity in April 2003. Under the promissory note, the bank can declare a default and demand immediate repayment. We cannot guarantee that the bank will not demand payment in full of our loans or deny extension of the loan in the future. There can be no assurance that we will have sufficient cash to repay the loans if the bank declares a default. If the bank requires payment of these loans and we are unable to do so, we could be forced to cease operations.

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of March 31, 2003, we had a working capital deficit of $(2,974,406). Since November 2001, one of our principal stockholders has loaned us $394,016, net of repayments, to meet current operating expenses under several long-term notes and has made a capital contribution of $40,000. If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our principal stockholders will be available when needed, particularly as a result of our covenants with our bank that restrict our ability to incur additional debt, including borrowings obtained from our two principal stockholders. We are also considering seeking additional financing through one or more equity or convertible securities offerings, or, to the extent permissible by the bank, debt offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms, this will likely have an adverse effect on our cash flow, financial position, and results of operations.

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

         WE HAVE INCURRED LOSSES IN 2003, 2002 AND 2001, AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE AGAIN.

         We have been unprofitable during the first quarter of 2003, and all of 2002 and 2001, and may continue to incur operating losses for the foreseeable future. During the first quarter of 2003 and for all of 2002 and 2001, we had net losses of $(167,883), $(2,520,683) and $(753,176), respectively. No assurance can be given that we will ever become profitable again nor, if we obtain profitability, that we would thereafter maintain profitability.

         WE MAY BE SUBJECT TO POTENTIAL LITIGATION.

         We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on the Internet, and on our websites. These types of claims have been brought, sometimes successfully, against online services in the past. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims, such as the class action lawsuit described in Part II, Item 1 below, could result in material damages. We have no insurance coverage for these types of claims.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

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

         On February 6, 2003, a lawsuit entitled ENGAGE, INC. V. ACCELERATION SOFTWARE, A SUBSIDIARY OF EACCELERATION CORPORATION was commenced in Superior Court, Commonwealth of Massachusetts, County of Essex. The complaint alleged that the Company owed Engage, Inc. $34,955 for outstanding invoices. On March 24, 2003, the Company paid $9,500 to settle this lawsuit.

         We are periodically subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

                  The Company currently owes $275,000 to a bank under a promissory note which was due to mature on April 15, 2003 and is now in default. The bank previously required us to collateralize the note with a certificate of deposit, currently valued at $153,268. The note requires monthly payments of interest accrued at 8.5% per annum, and payment in full of all principal and remaining unpaid interest in a lump sum at maturity, or upon an event of default, as defined in the note. It also requires us to comply with financial and non-financial covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. We have not met the financial covenants required by this loan in 2003; for this reason, the bank could have required immediate repayment of this note; to date, the bank has not exercised this right. The note is secured by the assets of ASIC and our assets, and is personally guaranteed by our two principal stockholders. We are currently attempting to obtain a further extension of this loan.

         We previously financed $52,500 for the purchase of certain computer equipment through the bank referred to above. The principal balance of this obligation as of March 31, 2003 was $34,918. The loan accrues interest at an annual rate of 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest payments of $1,645. The loan agreement contains certain financial and non-financial covenants, which are substantially the same as the covenants contained in the loan agreement with this bank discussed above, including the prohibition against assuming debt to any party without written consent from the bank. We are currently in default of this loan since we have not complied with the terms of the note above and we have not met the financial covenants under this note in 2003. The bank has not yet exercised its right to demand payment in full. We have classified this loan as a current liability entitled "long-term note callable by creditor." The loan is secured by substantially all our assets and is personally guaranteed by our principal stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit No.   Description of Exhibit
         -----------   ----------------------

         99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C. ss. 1350

         99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C. ss.1350.

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the three-month period ended March 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EACCELERATION CORP.





Dated: May 13, 2003            By:   /s/ Clinton L. Ballard
                                     -------------------------------------
                                     Clinton L. Ballard
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)





Dated: May 13, 2003            By:   /s/ E. Edward Ahrens
                                    -----------------------------------------
                                    E. Edward Ahrens
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 13, 2003                       /s/ Clinton L. Ballard
                                        -----------------------------------
                                        Clinton L. Ballard
                                        President and Chief Executive Officer

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

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    May 13, 2003                                /s/ E. Edward Ahrens
                                                  ------------------------------
                                                  E. Edward Ahrens
                                                  Chief Financial Officer