Form 10QSB
period 2003-06-30
EACCELERATION CORP
filed 2003-08-13
CIK 1098862

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
            FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,472,500 shares of Common Stock, as of August 1, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated balance sheet as of June 30, 2003 (unaudited)...............     3
Consolidated statements of operations for the three and six months
     ended June 30, 2003 and 2002 (unaudited)............................     4
Consolidated statements of cash flows for the six months ended
     June 30, 2003 and 2002 (unaudited) .................................     5
Notes to consolidated financial statements (unaudited)...................     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations........................................    13

Item 3.  Controls and Procedures..........................................    22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................    22
Item 2.  Changes in Securities and Use of Proceeds........................    23
Item 3.  Defaults upon Senior Securities..................................    23
Item 4.  Submissions of Matters to a Vote of Security Holders.............    23
Item 5.  Other Information................................................    23
Item 6.  Exhibits and Reports on Form 8-K.................................    24

SIGNATURES................................................................    25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               eACCELERATION CORP.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                           June 30,
                                                                                             2003
                                                                                        --------------
                                                                                         (unaudited)
Current assets:
   Cash                                                                                 $      96,891
   Accounts receivable, net of allowance for doubtful accounts of $4,364                        4,598
   Restricted certificate of deposit                                                          154,496
   Other current assets                                                                        64,841
                                                                                        --------------
     Total current assets                                                                     320,826

Property and equipment, net                                                                   113,496
Patents and trademarks, net                                                                    61,022
Other non-current assets                                                                      204,964
                                                                                        --------------

                                                                                        $     700,308
                                                                                        ==============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                     $     459,583
   Accrued expenses                                                                           195,354
   Short term note payable                                                                    274,336
   Long term note callable by creditor                                                         30,655
   Deferred revenue, current portion                                                        2,324,614
   Other current liabilities                                                                   12,201
                                                                                        --------------
     Total current liabilities                                                              3,296,743

Notes payable to stockholder                                                                  394,016
Deferred revenue, less current portion                                                        372,151
                                                                                        --------------
     Total liabilities                                                                      4,062,910

Commitments and contingencies                                                                    -

Stockholders' equity (deficit):
   Common stock, par value $0.0001; 100,000,000 shares authorized;
     34,472,500 shares issued and outstanding                                                   3,447
   Additional paid-in capital                                                                 817,461
   Accumulated deficit                                                                     (4,183,510)
                                                                                        --------------
                                                                                           (3,362,602)
                                                                                        --------------
                                                                                        $     700,308
                                                                                        ==============

          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                    Six Months Ended
                                                        June 30,                            June 30,
                                          -------------------------------       ------------------------------
                                               2003             2002                2003             2002
                                          --------------    -------------       -------------    -------------
                                                    (unaudited)                           (unaudited)
Revenues:
     Online software subscriptions, net
         of refunds                       $   1,482,173     $     258,175       $   2,633,310    $     258,175
     Software licensing                         150,000           350,000             300,000          800,000
     Other revenues                               9,994            38,015              12,965          161,400
                                          --------------    --------------      --------------   --------------
                                              1,642,167           646,190           2,946,275        1,219,575
                                          --------------    --------------      --------------   --------------

Costs of revenue:
     Online software subscriptions              960,396           753,271           1,520,364          989,724
     Software licensing                         114,702           282,920             575,692          563,318
     Other revenues                              11,318             7,708              20,507          191,487
                                          --------------    --------------      --------------   --------------
                                              1,086,416         1,043,899           2,116,563        1,744,529

Gross profit (loss)                             555,751          (397,709)            829,712         (524,954)

Selling expenses                                248,640              -                452,567             -
General and administrative expenses             251,481           224,103             459,810          387,723
                                          --------------    --------------      --------------   --------------

Income (loss) from operations                    55,630          (621,812)            (82,665)        (912,677)

Other expense                                   (12,970)          (14,498)            (27,558)         (32,908)
                                          --------------    --------------      --------------   --------------

Income (loss) before income tax                  42,660          (636,310)           (110,223)        (945,585)
Foreign income tax expense                      (15,000)             -                (30,000)            -
                                          --------------    --------------      --------------   --------------

     Net income (loss)                    $      27,660     $    (636,310)      $    (140,223)   $    (945,585)
                                          ==============    ==============      ==============   ==============

Basic and diluted per-share information:
     Net income (loss)                    $        0.00     $       (0.02)      $       0.00     $       (0.03)
                                          ==============    ==============      =============    ==============

Weighted average shares outstanding --
   Basic and diluted                         34,467,220        34,300,000         34,446,100        34,300,000
                                          ==============    ==============      =============    ==============



          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Six Months Ended
                                                                          June 30,
                                                              ---------------------------------
                                                                  2003                 2002
                                                              -------------       -------------
                                                                         (unaudited)
Cash flows from operating activities:
Net loss                                                      $   (140,223)       $   (945,585)
Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                42,008              33,392
       Value of stock options                                       26,220              25,694
       Other                                                        (2,859)            (18,841)
       Changes in operating assets and liabilities:
         Restricted certificate of deposit                          (2,838)            (50,000)
         Other current assets                                      (43,389)             75,380
         Other non-current assets                                 (130,917)             (5,250)
         Accounts payable                                          103,387            (209,892)
         Other current liabilities                                   1,741              30,732
         Deferred revenue                                         (100,273)            976,047
                                                              -------------       -------------
       Net cash used in operating activities                      (247,143)            (88,323)
                                                              -------------       -------------

       Net cash used in investing activities
         for purchase of equipment:                                (11,372)            (94,010)

Cash flows from financing activities:
       Proceeds from notes payable                                    -                231,500
       Payments on notes payable                                    (9,106)             (5,231)
       Other                                                          -                 30,188
                                                              -------------       -------------
       Net cash provided by (used in) financing activities          (9,106)            256,457
                                                              -------------       -------------

Net increase (decrease) in cash                                   (267,621)             74,124
Cash at beginning of period                                        364,512             121,031
                                                              -------------       -------------

Cash at end of period                                         $     96,891        $    195,155
                                                              =============       =============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $     28,030        $     20,387
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

For the first six months of 2003 and in prior years, the Company had licensed localized versions of its software products for distribution in Japan. Under the terms of its May 2002 distribution agreement with its Japanese distributor, Sourcenext Corporation, the Company had granted its distributor an unlimited license to sell the software in Japan. This contract has been terminated by Sourcenext Corporation. See Note 3 for more information regarding the termination.

The Company has incurred significant losses from operations in each of the last three years and has an accumulated deficit of $4,183,510 as of June 30, 2003. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The unaudited consolidated financial statements as of June 30, 2003, and for the three and six months then ended, do not include any adjustments that might result from the outcome of this uncertainty. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) continuing to promote and build the Company's "eAnthology" online subscription business; (b) diversifying its credit risk through the use of multiple credit card processors; and (c) attempting to raise additional capital and/or other forms of financing. There can be no assurance that any of these efforts will be successful.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERIM DISCLOSURES

The information as of June 30, 2003, and for the three and six months ended June 30, 2003 and 2002, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and six months ended June 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

Revenues recognized under the current contract with the Company's Japanese distributor are accounted for in accordance with the provisions of SOP's 97-2 and 98-9. The contract contains multiple elements, including post-contract customer support ("PCS") and specified upgrades. Revenue for PCS is recorded on a straight-line basis monthly over the life of the agreement. Management estimates that vendor specific objective evidence ("VSOE") of fair value does not exist for any of the specified upgrades outlined in the contract; therefore management has elected to recognize revenue on the specified upgrades only upon delivery. The Company has deferred recognition of $300,000, to be recognized upon delivery of the upgrades or upon cancellation of the contract since the amounts paid by Sourcenext are non-refundable. See Note 3 for more information about this contract.

STOCK-BASED COMPENSATION

The Company has a stock-based equity incentive plan, which is described more fully in Note 9. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. No stock-based employee compensation cost is reflected in net loss, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Compensation cost for stock options granted to non-employees is measured using the Black-Scholes valuation model at the date of grant multiplied by the number of options granted, amortized over the estimated life of the option. This compensation cost is recognized ratably over the vesting period. In accordance with APB Opinion No. 25, the Company records compensation costs only for stock options issued to non-employees. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                          2003                  2002
                                                     --------------        --------------
Net Loss
As reported                                          $    (140,223)        $    (945,585)
Deduct: Total stock-based employee
compensation expense determined under
fair value based methods for all awards,
net of related tax effects                                  (6,011)               (4,305)
                                                     --------------        --------------

Proforma net loss                                    $    (146,234)        $    (949,890)
                                                     ==============        ==============

Basic and diluted loss per share

As reported                                          $        0.00         $       (0.03)
Proforma                                             $        0.00         $       (0.03)

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

                                                 Three months ended                   Six months ended
                                                      June 30,                            June 30,
                                          -------------------------------       ------------------------------
                                               2003             2002                2003             2002
                                          --------------    -------------       -------------    -------------
Weighted average shares
    outstanding - basic                      34,467,220       34,300,000          34,446,100       34,300,000
Effect of dilutive stock options                  -                -                   -                -
                                          --------------    -------------       -------------    -------------
Weighted average shares
    outstanding - diluted                    34,467,220       34,300,000          34,446,100       34,300,000
                                          ==============    =============       =============    =============

Since the Company reported net losses for the three and six months ended June 30, 2002, stock options have been excluded from the calculation of the weighted average shares outstanding, as their effects are anti-dilutive. Had the Company shown net income for the three and six months ended June 30, 2002, the dilutive effect of the stock options would have been an additional 29,991 shares for both periods. For the three and six months ended June 30, 2003, there was no dilutive effect from stock options because the exercise price of all the stock options issued is above the current fair value of the stock, which causes all the options to be anti-dilutive.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM CONTRACTS

The Company is a party to a distribution agreement with Sourcenext Corporation, the exclusive distributor of the Company's products in Japan. For the first six months of 2003 and 2002, the Company received $300,000 and $800,000, respectively, under this agreement, which constituted 10% and 66% of the Company's total revenue in those periods, respectively. In addition to giving the distributor full license to distribute the Company's intellectual property and proprietary rights in Japan, except for "eAnthology", the agreement requires the Company to develop and refine specified products and upgrades to existing products.

On July 29, 2003, the Company received notice of termination of this contract by Sourcenext, which will take effect on October 29, 2003. The contract requires both parties to continue to perform their individual obligations under the contract during the three-month notice period. At the conclusion of the notice period, the Company will recognize $300,000 of revenue which had been deferred under this contract, in accordance with the provisions of SOP 97-2.

On April 16, 2003, the Company entered into an International Distribution Representation Agreement with Plasma Devices, Inc., whereby the Company agreed to pay a certain amount in exchange for promotional services performed on the Company's behalf by Plasma Devices, in order to obtain international distribution agreements for the Company's eAnthology online software subscription service. The amounts to be paid to Plasma Devices vary depending on the distribution agreements they obtain for the Company. The agreement has an initial term of exclusivity expiring in June 2003, dependent on certain conditions.

On April 21, 2003, the Company entered into a Master Service Agreement with a communications company to utilize Internet dial-up connection services in major areas across the continental United States. These dial-up connection services form the backbone of the Company's Kon-X Internet dial-up service, which is offered as a part of the eAnthology subscription service. Payments under this contract are based on actual hourly usage, with rates varying by area. The term of this contract is for two years, with an automatic month-to-month renewal thereafter. Either party may terminate the contract upon thirty days' written notice.

NOTE 4 - NOTES PAYABLE

SHORT-TERM NOTE PAYABLE

The Company has a note payable to a bank in the amount of $274,336, which now bears interest at 7.75%. The note was renewed on May 1, 2003, under a Change in Terms Agreement that requires monthly interest and principal payments of $3,000 with a lump sum payment of the balance remaining on May 1, 2004.

The note is secured by substantially all assets of the Company, including the certificate of deposit referred to in Note 6 and is personally guaranteed by the Company's principal stockholders. The Company utilized the amount borrowed under this note for working capital. The note requires the Company to comply with various covenants, including certain financial ratios regarding working capital and debt coverage which have not been met in 2003, and other non-financial covenants. Due to these covenant violations, the bank could demand payment in full of this note prior to its scheduled maturity.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM NOTE CALLABLE BY CREDITOR

The Company has another note payable to the same bank. The proceeds from this note were utilized to purchase certain computer equipment for the Company's eAnthology online software subscription business. The note has a current principal balance of $30,655, bears interest at 8.0%, requires monthly payments of $1,645 and matures February 15, 2005. The loan is secured by substantially all the assets of the Company, is personally guaranteed by the principal stockholders of the Company, and is subject to substantially the same covenants as described above, which the Company has not met in 2003. Due to these covenant violations, the entire balance is classified as current in these financial statements since the bank could demand payment in full of this note prior to its scheduled maturity.

NOTE 5 - NOTES PAYABLE TO STOCKHOLDER

The Company has a balance of $394,016 currently outstanding under various notes payable to the Company's chief executive officer, who is one of its principal stockholders. These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments. This debt is unsecured and subordinated to all bank debt. It is the intention of the stockholder to not seek repayment of these notes before June 30, 2004.

NOTE 6 - RESTRICTED CERTIFICATE OF DEPOSIT

The Company has a certificate of deposit in the amount of $154,496 with the bank referred to in Note 4, which is specifically being held by the bank as collateral for the short-term note discussed in Note 4. The certificate of deposit matures on May 31, 2007 and earns interest at the rate of 3.2% per annum. According to the terms of the certificate, the principal may not be withdrawn until the maturity date without the consent of the bank, but any interest earned is permitted to be withdrawn currently.

NOTE 7 - SEGMENT DATA

In 2002, the Company changed its primary focus to that of online software subscriptions and de-emphasized its Internet advertising business. Due to the similar characteristics of the Company's software licensing operating segments, all software segments - online software subscription licensing and licensing to Sourcenext Corporation - have been combined for 2002 and 2003 reporting.

The Company's geographic revenue information is based on the country in which the sales originate. Following is a table that shows the origin of our revenues for the three and six months ended June 30, 2003 and 2002:

                                                                                All Other      Consolidated
Geographic segments:                      U.S.                Asia               Foreign           Total
                                      -------------       -------------      --------------    -------------
Revenues from external customers:
Three months ended:
    June 30, 2003                     $  1,251,818          170,395              219,954       $  1,642,167
    June 30, 2002                     $    207,867          354,437               83,886       $    646,190

Six months ended:
    June 30, 2003                     $  2,307,015          325,948              313,312       $  2,946,275
    June 30, 2002                     $    301,782          813,945              103,848       $  1,219,575

No geographic segment data is shown for long-lived assets, as the Company's operations reside entirely in the United States.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company recorded no current or deferred income tax provision for the six months ended June 30, 2003 and 2002. In 2003, the Company has experienced an operating loss. In 2002, the Company did not record a provision as it was still under an S corporation election. The Company's election to be taxed under Subchapter S of the Internal Revenue Code was terminated effective August 7, 2002, at which point the corporation became a C corporation under the Internal Revenue Code. Until August 7, 2002, all profits and losses were reflected in the individual tax returns of the stockholders.

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

The difference between the statutory federal tax rate of 34% and the tax provision of zero recorded by the Company is primarily due to the Company's full valuation allowance against its deferred tax assets, as well as the method used by the Company for recognizing revenue.

NOTE 9 - STOCK BASED COMPENSATION

STOCK BONUSES

In April 2003, the Company issued an aggregate of 48,000 shares of its common stock to employees and non-employees in the form of stock bonuses granted under its 2002 Equity Incentive Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares reserved under the 2002 Plan is 5,000,000. Estimated compensation expense recorded in connection with these issuances is $1,440. The Board of Directors determined the fair value of the Company's common stock, based on an independent appraisal, to be $0.03 per share at the time of issuance of these shares.

STOCK OPTIONS

The amounts below include options granted under the Company's 1995, 1999 and 2002 plans, as well as options granted in 1999 which were not subject to any plan.

                                                         Number of              Weighted
                                                        Outstanding              Average
                                                         Options            Exercise Price
                                                     ----------------       ---------------
Outstanding at January 1, 2002                               104,300                 $4.36
Granted                                                        -                     $0.00
Cancelled or forfeited                                         -                     $0.00
                                                     ----------------
Outstanding at June 30, 2002                                 104,300                 $4.36
                                                     ================

Outstanding at January 1, 2003                               824,300                 $0.62
Granted                                                       10,000                 $0.12
Cancelled or forfeited                                       (30,000)                $0.12
                                                     ----------------
Outstanding at June 30, 2003                                 804,300                 $0.63
                                                     ================

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes options outstanding at June 30, 2003:

                                  Options Outstanding                           Options Exercisable
                ----------------------------------------------------     ---------------------------------
                                       Average           Weighted                               Weighted
 Exercise            Number           Remaining          Average              Number            Average
  Price          Outstanding at      Contractual         Exercise        Exercisable at         Exercise
  Range          June 30, 2003       Life (Years)         Price           June 30, 2003          Price
----------      ----------------     ------------    ----------------    --------------      -------------
   $ 0.12               705,000             9.72          $ 0.12                  none          $  0.12
   $ 0.70                25,000             2.13          $ 0.70                25,000          $  0.70
   $ 5.31                61,800             2.75          $ 5.31                  none          $  5.31
   $ 6.25                12,500             7.00          $ 6.25                  none          $  6.25
                ----------------                                         --------------
                        804,300             9.09          $ 0.63                25,000          $  0.70
                ================                                         ==============

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were as follows:

                                                                  1995 and 1999
                                              2002 Plan               Plans
                                          ----------------       ---------------
Risk-free interest rate                         6.0%                  6.0%
Stock price volatility factor                    99%                   99%
Expected life of the options              5 and 10* years        5 and 10* years
Dividend yield                                  0.0%                  0.0%

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

         We also license localized versions of our individual software products for distribution in Japan. Under the terms of our distribution agreement with our Japanese distributor, we have granted our distributor an unlimited license to sell our software titles (except eAnthology) in Japan. This does not materially affect our operations involved in offering software through our websites or otherwise over the Internet as part of a subscription, because the distributor's license only applies to localized, Japanese versions of the software, and not the English language versions which are available on our websites or over the Internet, including with respect to eAnthology. Additionally, users in Japan generally cannot run the English-language versions on their operating systems. On July 29, 2003, the Company received notice of termination of this contract by Sourcenext, which will take effect on October 29, 2003.

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

         Beginning in April 2002, we established our refund policy to consist of a 7 day right of refund on monthly or quarterly subscriptions and a 14 day right of refund on annual subscriptions. Accordingly, we now defer online subscription revenue and recognize such revenue on a straight-line basis monthly over the life of the user's subscription after the right of refund lapses when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and no significant Company obligations with regard to implementation remain, in accordance with SOP 97-2. In addition, accounting standards require us to estimate the amount of future returns and create a reserve for such returns at the time the sale is made; accordingly, we have developed an estimate utilizing a weighted average ratio of returns based on actual historical numbers. Such a ratio is applied to current period sales to develop the required reserve. All revenue not yet recognized from sales is deferred until future periods. We believe our revenue recognition practices for subscription revenues are in accordance with SFAS No. 48, and SOP 97-2.

REVENUE RECOGNITION RELATING TO THE DISTRIBUTION OF OUR SOFTWARE PRODUCTS IN
JAPAN

         Under the current distribution agreement with Sourcenext Corporation, our Japanese distributor, we received monthly payments of $150,000 for each of June, July and August 2002, and have received $50,000 per month thereafter. The payments under the agreement are made net of a 10% Japanese withholding tax. SOP 97-2 requires revenue on this contract to be allocated to the PCS and the upgrades based on the VSOE of fair value estimated by management. Management estimated the value of PCS services to be equal to the amount of the $50,000 fixed monthly payments, which are recognized ratably over the life of the contract. The aggregate $300,000 difference between the amount of fixed payments and the larger initial payments has been deferred. This deferred revenue will be recognized when the contract terminates in October 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

         Our revenues increased $995,977, or 154%, from $646,190 during the 2002 second quarter, to $1,642,167 during the 2003 second quarter, primarily due to an increase in online subscription services revenue of $1,223,998, or 474%, to $1,482,173 from $258,175 recognized in the second quarter of 2002. This increase resulted in part from an increase in sales volume due to a slightly larger advertising campaign, and partly from a change in marketing strategy for the eAnthology service. This increase was partially offset by a decrease in software licensing revenues of $(200,000), or 57%, from $350,000 in 2002 to $150,000 in 2003, and by a decrease in other revenues of $(28,021), or 74%, from $38,015 in 2002 to $9,994 in 2003. The increase is also due in part to a change in our refund policy in 2002. Revenue from our eAnthology subscription service is now subject to a 7-day or 14-day right of refund. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," and SOP No. 97-2, "Software Revenue Recognition," we recognized $972,583 of revenue, excluding returns, for sales made during the second quarter of 2003 and deferred $423,833 of subscription revenue on eAnthology subscriptions for sales made during the same period. We recognized $640,855 of eAnthology revenue in the current period that had been deferred in prior periods. We also accrued an estimate of returns and allowances for the current period sales of $127,863, which is netted against revenue for presentation, and had other minor revenue adjustments totaling $(3,402). The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Revenues from software licensing decreased because as of January 7, 2002, we entered into a new agreement with Sourcenext Corporation pursuant to which we received fixed monthly payments of $150,000. In May 2002, we terminated this contract with Sourcenext and entered into the current agreement with Sourcenext pursuant to which Sourcenext paid us $150,000 per month in June through August 2002, of which we recognized $50,000 and deferred $100,000, pending delivery of specified software upgrades. Sourcenext is obligated to pay us $50,000 per month until this contract terminates in October 2003.

         The decrease in other revenue of $(28,021), or 74%, was caused primarily by a lack of demand for our inactive Internet advertising services, and to our devoting more of our resources toward sales of our eAnthology online software subscription service and less to our advertising sales.

COST OF REVENUES

         Our cost of eAnthology subscription revenues increased $207,125, or 27%, from $753,271 during the second quarter of 2002 to $960,396 during the second quarter of 2003. The increase in costs correlates with the increases in sales of eAnthology. Due to the higher volumes of subscription sales in 2003, credit card processing costs have increased, personnel costs have increased as we have hired more customer service personnel to handle a growing number of customer requests, and outside services costs have increased as a result of increased outsourcing of software testing.

         Our cost of software licensing revenues decreased by $(168,218), or 59%, from $282,920 during the second quarter of 2002 to $114,702 during the second quarter of 2003, primarily due to a decrease in the amount of personnel and resources assigned to Sourcenext projects.

         Our cost of other revenues increased by $3,610, or 47%, from $7,708 (net of the $11,000 gain recorded on settlement of advertising payables) during the second quarter of 2002 to $11,318 during the second quarter of 2003. Excluding the gain, costs of other revenues decreased $7,390, or 40%, due to lack of emphasis in that area of our business. Expenses pertaining to this business consisted of costs associated with producing in-house advertising space on our websites, including personnel-related costs and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling expenses in the second quarter of 2003 totaled $248,640, and consisted entirely of Internet advertising purchased to promote eAnthology. Costs of advertising purchased to promote eAnthology in the second quarter of 2002 amounted to $211,929, and were reported as part of the costs of online subscription services, as we had just begun a widespread marketing campaign for the eAnthology service at that time.

         General and administrative costs increased $27,378, or 12%, from $224,103 in 2002 to $251,481 in the second quarter of 2003. The increase is due primarily to increases in legal and accounting expenses attributable to additional patent filings made in the second quarter of 2003 and the costs of defending ourselves in litigation filed against us during the first quarter of 2003.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at or above the estimated fair market value, no compensation expense relating to these options was charged to operations in the second quarter of 2003 or 2002. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $13,110 and $12,847 of compensation expense during the second quarter of 2003 and 2002, respectively, as a result of compensatory stock options issued to non-employees.

OTHER EVENTS

         On April 16, 2003, we entered into an International Distribution Representation Agreement with Plasma Devices, Inc., whereby we agreed to pay a certain amount in exchange for promotional services performed on our behalf by Plasma Devices, in order to obtain international distribution agreements for our eAnthology online software subscription service. The amounts to be paid to Plasma Devices vary depending on the distribution agreements they obtain for us. The agreement has an initial term of exclusivity expiring in June 2003, dependent on certain conditions.

         On April 21, 2003, we entered into a Master Service Agreement with a communications company to utilize Internet dial-up connection services in major areas across the continental United States. These dial-up connection services form the backbone of our Kon-X Internet dial-up service, which is offered as a part of the eAnthology subscription service. Payments under this contract are based on actual hourly usage, with rates varying by area. The term of this contract is for two years, with an automatic month-to-month renewal thereafter. Either party may terminate the contract upon thirty days' written notice.

         We also engaged a public relations firm to assist the Company in developing a marketing strategy and public relations campaign in order to promote brand awareness of the eAnthology online subscription services. We are also considering utilizing various media channels to help promote awareness of all of our services.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

REVENUES

         Our revenues increased $1,726,700, or 142%, from $1,219,575 during the first six months of 2002, to $2,946,275 during the first six months of 2003, primarily due to an increase of $2,375,135, or 920%, in our eAnthology subscription revenues, to $2,633,310 in the first six months of 2003 from $258,175 in the first six months of 2002. The increase is due in part to an increase in sales volume over 2002, and in part to a change in our marketing strategy for eAnthology, in addition to the change in refund policy in 2002. Revenue from our eAnthology subscription service is now subject to a 7-day or 14-day right of refund. In accordance with SFAS No. 48, "Revenue Recognition when Right of Return Exists," and SOP No. 97-2, "Software Revenue Recognition," we recognized $1,463,331 of revenue, excluding returns, for sales made during the first six months of 2003 and deferred $1,333,299 of subscription revenue on eAnthology subscriptions for sales made during the same period. We recognized $1,433,571 of eAnthology revenue in the current period that had been deferred in prior periods. We also accrued an estimate of returns and allowances for the current period sales of $260,190, which is netted against revenue for presentation, and had other minor revenue adjustments totaling $(3,402). The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Revenues from software licensing decreased $500,000, or 63%, from $800,000 during the first six months of 2002 to $300,000 during the first six months of 2003. As of January 7, 2002, we entered into an agreement with Sourcenext pursuant to which we received fixed monthly payments of $150,000, payable on the 7th of each month. On May 20, 2002, after receiving five monthly payments under the January 2002 agreement, we terminated such agreement, and entered into our current distribution agreement with Sourcenext, pursuant to which Sourcenext paid us $150,000 per month for each of June, July and August 2002, and $50,000 per month thereafter. On July 29, 2003, the Company received notice of termination of this contract by Sourcenext, which will take effect on October 29, 2003.

COST OF REVENUES

         Our cost of eAnthology subscription revenues totaled $989,724 during the first six months of 2002, compared to $1,520,364 in the first six months of 2003, an increase of $530,640, or 54%, due to increases in the costs of processing credit card payments, increases in personnel hired to handle customer service and outside software testing costs.

         Our cost of licensing revenues increased by $12,374, or 2%, from $563,318 during the first six months of 2002 to $575,692 in the first six months of 2003.

         Our cost of other revenues decreased by $170,980, or 89%, from $191,487 during the first six months of 2002 to $20,507 during the first six months of 2003, primarily due to our decrease of emphasis in this area of our business.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $72,087, or 19%, from $387,723 in the first six months of 2002 to $459,810 in the first six months of 2003. This increase is due to several factors, including increases in legal and accounting expenses due to additional patent filings and litigation costs incurred in the defense of litigations commenced against us in the first six months of 2003.

         We record compensation expense for options granted to employees if the exercise price is less than the fair market value of the underlying common stock. Because options issued to employees were granted at not less than the estimated fair market value, no compensation expense relating to these options was charged to operations in the second quarter of 2003 or 2002. Options issued to non-employees are valued based on the "Black-Scholes" valuation model that considers volatility and other factors. Accordingly, we recorded $26,220 and $25,694 of compensation expense during the first six months of 2003 and 2002, respectively, as a result of compensatory stock options issued to non-employees.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

         We experienced net losses during the first six months of 2003 and 2002 in the amounts of $(140,223) and $(945,585), respectively. As of June 30, 2003, we had cash of $96,891, an accumulated deficit of $(4,183,510), and a working capital deficit of $(2,975,917). Throughout the first six months of 2002 and 2003, we did not generate sufficient cash flows from operations to support our business. Our independent auditors included an explanatory paragraph in their audit report included with our annual report on Form 10-KSB for 2002 which raised substantial doubt about our ability to continue as a going concern.

MANAGEMENT'S PLANS

         We believe that the losses referred to above are principally attributable to the overall decline in demand for online advertising, which has practically eliminated that part of our business, and to the magnitude of expenses associated with growing our online subscription service. We have focused our efforts on generating revenues from our eAnthology online subscription service. While our operating cash flow, as well as overall cash flow, has improved primarily due to sales of our online subscription services, there can be no assurance that we will recognize sufficient revenues from this service to compensate for previous losses or that we will not continue to incur additional losses in the future. Losses may continue to occur, as we are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, while we are required to recognize all expenses related to the online subscriptions in the period such expenses are incurred.

         We have taken a number of measures to improve our cash flow from operations. These measures include:

o CONTINUED DEVELOPMENT OF THE EANTHOLOGY ONLINE SUBSCRIBER BASE. We concentrated most of our efforts during the first half of 2002 and thereafter on generating revenues from our eAnthology online subscription service. This segment of our business generated 90% of our revenue in the second quarter of 2003; however, there is no assurance that we will continue to be successful in marketing or distributing this service, nor that the revenue stream from such service will generate positive cash flow. Our previous inability to process all of our credit card orders has also affected our ability to generate a stable cash flow.

o DIVERSIFICATION OF CREDIT RISK BY THE USE OF MULTIPLE PROCESSORS. We have contracted multiple processors to handle the high volume of credit card transactions we generate daily. However, many of our processors require a sizable cash reserve, which reduces the net amounts we are paid by the processors.

o STOCKHOLDER FINANCING. To date, one of our principal stockholders has loaned us an aggregate of $394,016, net of repayments, under several promissory notes to meet current operating expenses, and has made a capital contribution of $40,000. If we require additional funds for operations, we believe that our principal stockholders will provide additional funding if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our principal stockholders will be available when needed, especially in light of restrictions on third-party borrowing imposed by agreements with our bank.

o OUTSIDE FINANCING. Management is considering seeking additional financing through one or more debt, equity or convertible securities offerings. If we are unsuccessful at raising additional capital or financing through these offerings on acceptable terms, this will likely have an adverse effect on our cash flows, financial position and results of operations.

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         The Company currently owes $274,336 to a local bank under a promissory note which was renewed on May 1, 2003 and is set to mature on May 1, 2004. The current Change in Terms Agreement decreases the rate of interest to 7.75%, requires monthly interest and principal payments of $3,000, and requires a lump sum payment of the balance of the note remaining on May 1, 2004. The note is collateralized by substantially all of our assets and a certificate of deposit, currently valued at $154,496 and bearing interest at 3.2%, and is also guaranteed personally by our two principal stockholders. The note also requires us to comply with financial and non-financial covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. We have not met the financial covenants required by this loan in 2003 and are currently in default under our loan agreement; for this reason, the bank could require repayment of this note prior to its maturity date; the bank has not exercised this right to date.

         We previously financed $52,500 for the purchase of certain computer equipment through the local bank referred to above. The principal balance of this obligation as of June 30, 2003 was $30,655. The loan accrues interest at an annual rate of 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest payments of $1,645. The loan agreement contains certain financial and non-financial covenants, which are substantially the same as the covenants contained in the loan agreement with this bank discussed above. We are currently in default of this loan since we have not complied with the terms of the note above and we have not met the financial covenants under this note in 2003. The bank has not yet exercised its right to demand payment in full. We have classified this loan as a current liability entitled "long-term note callable by creditor." The loan is secured by substantially all our assets and is personally guaranteed by our principal stockholders.

         The success of our online subscription service is highly dependent on our ability to sell the service to subscribers via the Internet. Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer's credit card information and processes the sale electronically. One of our merchant banks terminated its services to us effective March 31, 2003 and as of June 30, 2003 held approximately $100,000 of our funds as a reserve for possible customer chargebacks. This bank returned part of the chargeback reserve to us on July 17, 2003; the amount still being held in reserve is approximately $50,000. Two other merchant banks also hold an aggregate of approximately $90,000 of our funds in a similar reserve as of June 30, 2003, none of which has been returned as of the date of this filing. We currently contract with several processors, and are continuing to negotiate with other merchant banks to further diversify our risk associated with being overly dependent on a sole provider or a small number of providers of these services. Some of these merchant bank service providers may require a reserve and/or may limit the dollar amount of transactions that they process for us per month, and the extent of these reserves and/or processing limits, as well as the number of providers we are able to contract with, is expected to have a direct effect on our financial position, results of operations and cash flow.

STOCK BONUSES

         In April 2003, we issued an aggregate of 48,000 shares of our common stock to employees and non-employees in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares reserved under the 2002 Plan is 5,000,000. Estimated compensation expense recorded in connection with these issuances is $1,440. The Board of Directors determined the fair value of our common stock, based on an independent appraisal, to be $0.03 per share at the time of issuance of these shares.

INCOME TAXES AND S-CORPORATION STATUS

         We utilize the liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences, which are based on differences occurring between GAAP financials and tax financials. We did not record any income tax expense in the first six months of 2002, as our Subchapter S election was still effective at that time. We have incurred losses since the inception of our C-Corporation status; therefore we have no current tax expense.

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

SEASONALITY

         The computer software and Internet markets are characterized by significant seasonal swings in demand. We expect our net sales and operating results from the eAnthology subscription service to continue to be affected by these fluctuations in Internet usage. For our products and services, usage is typically higher in the summer and lower at year-end. Customer concerns about weak economic conditions may contribute negatively to fluctuations in our business. Our revenues may also experience substantial variations as a result of a number of other factors, such as consumer and business preferences and introduction of competing products by competitors, as well as limited time promotional pricing and other offers. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         WE ARE DEPENDENT ON THE PROCESSING OF CREDIT CARD TRANSACTIONS IN CONNECTION WITH OUR EANTHOLOGY SUBSCRIPTION SERVICE. ANY SIGNIFICANT INTERRUPTION IN THE PROCESSING OF OUR CREDIT CARD TRANSACTIONS COULD HAVE SERIOUS ADVERSE EFFECTS ON OUR COMPANY.

         The success of our eAnthology online subscription service, and our business as a whole, is dependent on our ability to sell subscriptions over the Internet to consumers. Over 97% of our sales of our eAnthology subscriptions, which constituted nearly 90% of our revenues for the first six months of 2003, are effectuated through credit card sales. During the first six months of 2003, we utilized multiple merchant banks or processors to facilitate all of our credit card transactions. Although we have contracted with additional providers of these services, any failure on the part of these providers to successfully process our credit card transactions in sufficient volume could restrict our ability to sell our services, which would have a material adverse effect on our financial position, cash flows and results of operations.

         WE HAVE RELIED ON A DISTRIBUTION AGREEMENT WITH OUR JAPANESE DISTRIBUTOR WHICH HAS BEEN TERMINATED.

         We have relied on payments made under our distribution agreement with Sourcenext Corporation, our Japanese distributor, for some of the cash flow required for our operations. On July 29, 2003, the Company received notice of termination of this contract by Sourcenext, which will take effect October 29, 2003. There is no assurance that we will be able to replace the revenues lost under this contract with another revenue source. Our inability to find alternate sources of revenue could have a material adverse effect on our financial position, results of operations and cash flows.

         OUR EANTHOLOGY ONLINE SUBSCRIBER BASE MAY PROVIDE INSUFFICIENT CASH FLOW TO KEEP US IN BUSINESS.

         We are developing a subscriber base for our eAnthology subscription service as the primary means of distributing some or all of our internally-produced software for a fee. There is no assurance that we will be successful in marketing or distributing this service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate enough positive cash flow to enable us to continue in business.

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

         As of June 30, 2003 we owed the principal amount of $304,991 plus accrued interest to a local bank, $274,336 of which is pursuant to a promissory note which is payable upon maturity in May 2004. We are currently in default under the promissory note, and the bank could demand immediate repayment of all of our debt to it. We cannot guarantee that the bank will not demand payment in full of our loans or deny extension of the loan in the future. There can be no assurance that we will have sufficient cash to repay the loans if the bank declares a default. If the bank requires payment of these loans and we are unable to do so, we could be forced to cease operations.

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of June 30, 2003, we had a working capital deficit of $(2,975,917). Since November 2001, one of our principal stockholders has loaned us an aggregate of $394,016, net of repayments, to meet current operating expenses under several long-term notes and has made a capital contribution of $40,000. If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our principal stockholders will be available when needed, particularly as a result of our covenants with our bank that restrict our ability to incur additional debt, including borrowings obtained from our two principal stockholders. We are also considering seeking additional financing through one or more equity or convertible securities offerings, or, to the extent permissible by the bank, debt offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms, this will likely have an adverse effect on our cash flow, financial position, and results of operations.

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

         WE HAVE INCURRED LOSSES IN FIRST SIX MONTHS OF 2003, AND ALL OF 2002 AND 2001, AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE AGAIN.

         We have been unprofitable during the first six months of 2003, and all of 2002 and 2001, and may continue to incur operating losses for the foreseeable future. During the first six months of 2003 and for all of 2002 and 2001, we had net losses of $(140,223), $(2,520,683) and $(753,176), respectively. No assurance can be given that we will ever become profitable again nor, if we obtain profitability, that we would thereafter maintain profitability.

         WE MAY BE SUBJECT TO POTENTIAL LITIGATION.

         We may be subjected to claims for defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on the Internet, and on our websites. These types of claims have been brought, sometimes successfully, against online services in the past. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims, such as the recent class action lawsuit brought against us, could result in material damages. We have no insurance coverage for these types of claims.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Reference is hereby made to Item 3 of the Company's Annual Report on Form 10-KSB for the period from January 1, 2002 through December 31, 2002 and all quarterly reports on Form 10-QSB since then and to the references therein for a discussion of all material pending legal proceedings to which the Company or any of it subsidiaries is party.

         We are periodically subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company has a note payable to a bank in the amount of $274,336, which now bears interest at 7.75%. The note is secured by substantially all assets of the Company, including a certificate of deposit in the amount of $154,496, and is personally guaranteed by the Company's principal stockholders. The Company utilized the amount borrowed under this note for working capital. The note was renewed on May 1, 2003, under a Change in Terms Agreement that requires monthly interest and principal payments of $3,000 with a lump sum payment of the balance remaining on May 1, 2004. The note requires the Company to comply with various covenants, including certain financial ratios regarding working capital and debt coverage which have not been met in 2003, and other non-financial covenants. Due to these covenant violations, the bank could demand payment in full of this note prior to its scheduled maturity. If the bank decides to demand payment in full for the outstanding balance of the loan then we will be forced to deplete our liquid assets and obtain alternate sources of capital, such as an additional loan or capital infusion from our founding stockholders.

         The Company has another note payable to the same bank. The proceeds from this note were utilized to purchase certain computer equipment for the dissemination of the Company's eAnthology online software subscription. The note has a current principal balance of $30,655, bears interest at 8.0%, requires monthly payments of $1,645 and matures February 15, 2005. The loan is secured by substantially all the assets of the Company, is personally guaranteed by the principal stockholders of the Company, and is subject to substantially the same covenants as described above, which the Company has not met in 2003. Due to these covenant violations, the entire balance is classified as current in these financial statements since the bank could demand payment in full of this note prior to its scheduled maturity. We have classified this loan as a current liability entitled "long-term note callable by creditor." If the bank decides to demand payment in full for the outstanding balance of the loan then we will be forced to deplete our liquid assets and obtain alternate sources of capital, such as an additional loan or capital infusion from our founding stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Our annual meeting of stockholders was held at our offices on July 17, 2003. At this meeting, our stockholders re-elected all of our current directors for an additional one-year term commencing on the date of the annual meeting. The following table represents the number of FOR, WITHHELD and broker-non-votes that each of our directors received:

Director                          FOR              WITHHELD   Broker Non-Votes
--------                          ---              --------   ----------------
Clinton L. Ballard                33,545,000           0           0
Diana T. Ballard                  33,545,000           0           0
Edward P. Swain, Jr.              33,545,000           0           0
William E. Hoke                   33,545,000           0           0

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit No.    Description of Exhibit
         -----------    ----------------------

         10.1 Master Service Agreement, dated April 21, 2003 between Level 3 Communications, LLC and eAcceleration Corp.

         10.2 Change In Terms Agreement, dated May 1, 2003, by Acceleration Software International Corporation in favor of American Marine Bank d/b/a Silverdale Bank.

         10.3 International Distribution Representation Agreement, dated April 16, 2003 between eAcceleration Corp. and Plasma Devices, Inc.

         99.1 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to 18 U.S.C. ss.1350

         99.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C. ss.1350.

         99.3 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to Sarbanes-Oxley Section 302(a).

         99.4 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to Sarbanes-Oxley
                        Section 302(a).

(b) REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the three-month period ended June 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EACCELERATION CORP.





Dated: August 13, 2003           By:   /s/ Clinton L. Ballard
                                    ----------------------------------
                                    Clinton L. Ballard
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





Dated: August 13, 2003           By:   /s/ E. Edward Ahrens
                                    ----------------------------------
                                    E. Edward Ahrens
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)