Form 10QSB
period 2003-09-30
EACCELERATION CORP
filed 2003-11-12
CIK 1098862

United States Securities and Exchange Commission
                             Washington, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

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


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,487,500 shares of Common Stock, as of November 1, 2003.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated balance sheet as of September 30, 2003 (unaudited)..........     3
Consolidated statements of operations for the three and nine months
     ended September 30, 2003 and 2002 (unaudited) ......................     4
Consolidated statements of cash flows for the nine months ended
     September 30, 2003 and 2002 (unaudited) ............................     5
Notes to consolidated financial statements (unaudited)...................     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     14

Item 3.  Controls and Procedures.........................................     22

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings................................................    22
Item 2.  Changes in Securities and Use of Proceeds........................    23
Item 3.  Defaults upon Senior Securities..................................    23
Item 4.  Submissions of Matters to a Vote of Security Holders.............    23
Item 5.  Other Information................................................    23
Item 6.  Exhibits and Reports on Form 8-K.................................    24

SIGNATURES................................................................    25

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               eACCELERATION CORP.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                                         September 30,
                                                                                             2003
                                                                                        --------------
                                                                                          (unaudited)
Current assets:
   Cash                                                                                 $     564,066
   Accounts receivable, net of allowance for doubtful accounts of $7,030                        3,029
   Restricted certificate of deposit                                                          155,733
   Other current assets                                                                       157,044
                                                                                        --------------
     Total current assets                                                                     879,872

Property and equipment, net                                                                   103,189
Patents and trademarks, net                                                                    56,199
Reserves held by credit card processors                                                       284,616
Other non-current assets                                                                        8,600
                                                                                        --------------

                                                                                        $   1,332,476
                                                                                        ==============
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                                     $     475,467
   Accrued expenses                                                                           431,702
   Short term note payable                                                                    270,139
   Long term note callable by creditor                                                         26,306
   Deferred revenue, current portion                                                        3,022,695
   Other current liabilities                                                                   77,325
                                                                                        --------------
     Total current liabilities                                                              4,303,634

Notes payable to stockholder                                                                  394,016
Deferred revenue, less current portion                                                        446,185
                                                                                        --------------
     Total liabilities                                                                      5,143,835

Commitments and contingencies                                                                    -

Stockholders' equity (deficit):
   Common stock, par value $0.0001; 100,000,000 shares authorized;
     34,487,500 shares issued and outstanding                                                   3,449
   Additional paid-in capital                                                                 839,938
   Accumulated deficit                                                                     (4,654,746)
                                                                                        --------------
                                                                                           (3,811,359)
                                                                                        --------------
                                                                                        $   1,332,476
                                                                                        ==============

          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Three Months Ended                  Nine Months Ended
                                                    September 30,                        September 30,
                                          --------------------------------      --------------------------------
                                               2003              2002                2003              2002
                                          --------------    --------------      --------------    --------------
                                                   (unaudited)                             (unaudited)
Revenues:
     Online software subscriptions, net
         of refunds                       $   1,814,585     $     521,825       $   4,447,895     $     780,000
     Software licensing                         150,000           150,000             450,000           950,000
     Other revenues                              13,876             6,775              26,841           168,175
                                          --------------    --------------      --------------    --------------
                                              1,978,461           678,600           4,924,736         1,898,175
                                          --------------    --------------      --------------    --------------

Costs of revenue:
     Online software subscriptions            1,036,838           534,592           2,557,202         1,282,927
     Software licensing                         129,390           406,466             705,082           969,784
     Other revenues                              10,463             5,808              30,970           197,295
                                          --------------    --------------      --------------    --------------
                                              1,176,691           946,866           3,293,254         2,450,006
                                          --------------    --------------      --------------    --------------

Gross profit (loss)                             801,770          (268,266)          1,631,482          (551,831)

Selling expenses                                648,055           317,296           1,100,622           558,685
General and administrative expenses             384,436           222,028             844,246           609,751
                                          --------------    --------------      --------------    --------------

Loss from operations                           (230,721)         (807,590)           (313,386)       (1,720,267)

Other expense                                  (106,841)          (28,875)           (134,399)          (61,783)
                                          --------------    --------------      --------------    --------------

Loss before income tax                         (337,562)         (836,465)           (447,785)       (1,782,050)
Income tax expense                             (133,674)             -               (163,674)             -
                                          --------------    --------------      --------------    --------------

     Net loss                             $    (471,236)    $    (836,465)      $    (611,459)    $  (1,782,050)
                                          ==============    ==============      ==============    ==============

Basic and diluted per-share information:
     Net loss                             $       (0.01)    $       (0.02)      $       (0.02)    $       (0.05)
                                          ==============    ==============      ==============    ==============

Weighted average shares outstanding --
   Basic and diluted                         34,480,300        34,343,800          34,457,290        34,314,600
                                          ==============    ==============      ==============    ==============


          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine Months Ended
                                                                        September 30,
                                                              --------------------------------
                                                                   2003              2002
                                                              --------------    --------------
                                                                         (unaudited)
Cash flows from operating activities:
Net loss                                                      $    (611,459)    $  (1,782,050)
Adjustments to reconcile net loss to net cash
    used in operating activities:
       Depreciation and amortization                                 64,048            52,997
       Value of stock options                                        48,249            38,698
       Value of stock issued under equity incentive plan              1,890             7,300
       Other                                                           -              (12,606)
       Changes in operating assets and liabilities:
         Restricted certificate of deposit                           (4,075)         (125,000)
         Accounts receivable and other current assets              (138,322)           50,585
         Reserves held by credit card processors                   (224,419)             -
         Other non-current assets                                     5,250            (5,250)
         Accounts payable                                           119,271          (245,450)
         Accrued expenses and other current liabilities             303,213           (30,038)
         Deferred revenue                                           671,842         2,120,985
                                                              --------------    --------------
       Net cash provided by operating activities                    235,488            70,171
                                                              --------------    --------------

Cash flows from investing activities:
       Purchases of property and equipment                          (18,282)         (113,407)

Cash flows from financing activities:
       Proceeds from notes payable                                     -              231,500
       Payments on short term note payable and
         long-term note callable by creditor                        (17,652)           (9,247)
       Other                                                           -               27,195
                                                              --------------    --------------
       Net cash provided by (used in) financing activities          (17,652)          249,448
                                                              --------------    --------------

Net increase in cash                                                199,554           206,212
Cash at beginning of period                                         364,512           121,031
                                                              --------------    --------------

Cash at end of period                                         $     564,066     $     327,243
                                                              ==============    ==============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest               $      49,027     $      44,169
                                                              ==============    ==============
       Cash paid during the period for income taxes           $      15,103     $        -
                                                              ==============    ==============

          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

ORGANIZATION AND NATURE OF OPERATIONS

The Company is a provider and licensor of proprietary software that is distributed primarily through the Internet. Its primary focus is developing a subscriber base for its "eAnthology" online subscription service as the leading means of distributing its internally-produced software. In the past, the Company produced Internet-based direct marketing and advertising services combined with programs that rewarded consumers with free internally-produced software when they agreed to view advertisements bundled with the Company's software. The Company is not pursuing this business in 2003.

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

For the first nine months of 2003 and in prior years, the Company had licensed localized versions of its software products for distribution in Japan. Under the terms of its May 2002 distribution agreement with its Japanese distributor, Sourcenext Corporation, the Company had granted its distributor an unlimited license to sell the software in Japan. This contract has been terminated by Sourcenext Corporation. See Note 3 for more information regarding this termination.

The Company has incurred significant losses from operations in each of the last three years and has an accumulated deficit of $(4,654,746) as of September 30, 2003. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The unaudited consolidated financial statements as of September 30, 2003, and for the three and nine months then ended, do not include any adjustments that might result from the outcome of this uncertainty. Management of the Company has undertaken steps as part of a plan with the goal of sustaining the Company's operations for the next twelve months and beyond. These steps include: (a) continuing to promote and build the Company's "eAnthology" online subscription business; (b) diversifying its credit risk through the use of multiple credit card processors; and (c) attempting to raise additional capital and/or other forms of financing. Additional details regarding these steps are set forth in Item 2 below. There can be no assurance that any of these efforts will be successful.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

INTERIM DISCLOSURES

The information as of September 30, 2003, and for the three and nine months ended September 30, 2003 and 2002, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary in order to make the financial statements included herein not misleading. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002. The results of operations for the three and nine months ended September 30, 2003, are not necessarily indicative of the results to be expected for the year ending December 31, 2003.

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

Revenues recognized under the current contract with the Company's former Japanese distributor were accounted for in accordance with the provisions of SOP's 97-2 and 98-9. The contract contained multiple elements, including post-contract customer support ("PCS") and specified upgrades. Revenue for PCS was recorded on a straight-line basis monthly over the life of the agreement. Management estimated that vendor specific objective evidence ("VSOE") of fair value did not exist for any of the specified upgrades outlined in the contract; therefore management elected to recognize revenue on the specified upgrades only upon delivery. The Company deferred recognition of $300,000, to be recognized upon cancellation of the contract, since the amounts paid by Sourcenext were non-refundable. See Note 3 for more information about this contract.

STOCK-BASED COMPENSATION

During the third quarter of fiscal 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, for stock-based employee compensation, effective as of the beginning of the fiscal year. Under the modified prospective method of adoption selected by the Company, stock-based employee compensation cost recognized in 2003 is the same as that which would have been recognized had the fair value recognition provisions of Statement 123 been applied to all awards granted after October 1, 1995. The following table illustrates the effect on net loss and loss per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                --------------------------------   --------------------------------
                                                     2003              2002            2003               2002
                                                --------------    --------------   --------------    --------------
Net loss, as reported                                (471,236)         (836,465)        (611,459)       (1,782,050)
Add:      Stock-based employee
              compensation expense
              included in reported net
              income, net of related
              tax effects                               1,921              -               5,888             -
Deduct: Total stock-based employee
              compensation expense
              determined under the fair value
              based method for all awards,
              net of related tax effects               (1,921)           (1,810)          (5,888)           (4,651)
                                                --------------    --------------   --------------    --------------
Pro forma net loss                              $    (471,236)    $    (838,275)   $    (611,459)    $  (1,786,701)
                                                ==============    ==============   ==============    ==============

Earnings per share:
     Basic - as reported                        $       (0.01)    $       (0.02)   $       (0.02)    $       (0.05)
                                                ==============    ==============   ==============    ==============
     Basic - pro forma                          $       (0.01)    $       (0.02)   $       (0.02)    $       (0.05)
                                                ==============    ==============   ==============    ==============
     Diluted - as reported                      $       (0.01)    $       (0.02)   $       (0.02)    $       (0.05)
                                                ==============    ==============   ==============    ==============
     Diluted - pro forma                        $       (0.01)    $       (0.02)   $       (0.02)    $       (0.05)
                                                ==============    ==============   ==============    ==============

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

                                                 Three months ended                    Nine months ended
                                                    September 30,                         September 30,
                                          --------------------------------      --------------------------------
                                               2003              2002                2003             2002
                                          --------------    --------------      --------------    --------------
Weighted average shares
    outstanding - basic                      34,480,300        34,343,800          34,457,290        34,314,600
Effect of dilutive stock options                   -                 -                   -                 -
                                          --------------    --------------      --------------    --------------
Weighted average shares
    outstanding - diluted                    34,480,300        34,343,800          34,457,290        34,314,600
                                          ==============    ==============      ==============    ==============

For all periods presented, there was no dilutive effect from stock options because the exercise price of all the stock options issued is above the current fair value of the stock, which causes all the options to be anti-dilutive.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - LONG-TERM CONTRACTS

The Company was a party to a distribution agreement with Sourcenext Corporation, the exclusive distributor of the Company's products in Japan, until such agreement was terminated on October 29, 2003. For the first nine months of 2003 and 2002, the Company received $450,000 and $950,000, respectively, under this agreement, which constituted 9% and 50% of the Company's total revenue in those periods, respectively. In addition to giving the distributor full license to distribute the Company's intellectual property and proprietary rights in Japan, except for "eAnthology", the agreement required the Company to develop and refine specified products and upgrades to existing products.

On July 29, 2003, the Company received notice of termination of this contract by Sourcenext, which took effect on October 29, 2003. The contract required both parties to continue to perform their individual obligations under the contract during the three-month notice period. At the conclusion of the notice period, in the fourth quarter of 2003, the Company will recognize $300,000 of revenue which had been deferred under this contract, in accordance with the provisions of SOP 97-2.

On September 1, 2003, the Company contracted to lease 10 new servers from one of its existing outsourced providers. The contract provides for payment of an additional $3,000 per month over the amount of the previous monthly payments. The term of the contract is for three years.

NOTE 4 - NOTES PAYABLE

SHORT-TERM NOTE PAYABLE

The Company has a note payable to a bank in the amount of $270,139, which now bears interest at 7.75%. The note was renewed on May 1, 2003, under a Change in Terms Agreement that requires monthly interest and principal payments of $3,000 with a lump sum payment of the balance remaining on May 1, 2004.

The note is secured by substantially all assets of the Company, including the certificate of deposit referred to in Note 6, and is personally guaranteed by the Company's principal stockholders. The Company utilized the amount borrowed under this note for working capital. The note requires the Company to comply with various covenants, including certain financial ratios regarding working capital and debt coverage which have not been met in 2003, and other non-financial covenants. Due to these covenant violations, the bank could demand payment in full of this note prior to its scheduled maturity.

LONG-TERM NOTE CALLABLE BY CREDITOR

The Company has another note payable to the same bank. The proceeds from this note were utilized to purchase certain computer equipment for the Company's eAnthology online software subscription business. The note has a current principal balance of $26,306, bears interest at 8.0%, requires monthly payments of $1,645 and matures February 15, 2005. The loan is secured by substantially all the assets of the Company, is personally guaranteed by the principal stockholders of the Company, and is subject to substantially the same covenants as described above, which the Company has not met in 2003. Due to these covenant violations, the entire balance is classified as current in these financial statements since the bank could demand payment in full of this note prior to its scheduled maturity.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - NOTES PAYABLE TO STOCKHOLDER

The Company has a balance of $394,016 currently outstanding under various notes payable to the Company's chief executive officer, who is one of its principal stockholders. These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments. This debt is unsecured and subordinated to all bank debt. It is the intention of the stockholder to not seek repayment of these notes before September 30, 2004.

NOTE 6 - RESTRICTED CERTIFICATE OF DEPOSIT

The Company has a certificate of deposit in the amount of $155,733 with the bank referred to in Note 4, which is specifically being held by the bank as collateral for the short-term note discussed in Note 4. The certificate of deposit matures on May 31, 2007 and earns interest at the rate of 3.2% per annum. According to the terms of the certificate, the principal may not be withdrawn until the maturity date without the consent of the bank, but any interest earned is permitted to be withdrawn currently.

NOTE 7 - SEGMENT DATA

In 2002, the Company changed its primary focus to online software subscriptions and de-emphasized its Internet advertising business. Due to the similar characteristics of the Company's software licensing operating segments, all software segments - online software subscription licensing and licensing to Sourcenext Corporation - have been combined for 2002 and 2003 reporting.

GEOGRAPHIC INFORMATION

The Company's geographic revenue information is based on the country in which the sales originate. Following is a table that shows the origin of our revenues for the three and nine months ended September 30, 2003 and 2002:

                                                                                   All Other        Consolidated
Geographic areas:                          U.S.                 Asia                Foreign             Total
                                      --------------       --------------       ---------------     --------------
Revenues from external customers:
Three months ended:
    September 30, 2003                $   1,685,933              168,592               123,936      $   1,978,461
    September 30, 2002                $     433,766              153,150                91,684      $     678,600

Nine months ended:
    September 30, 2003                $   3,992,948              494,540               437,248      $   4,924,736
    September 30, 2002                $     725,320              967,095               205,760      $   1,898,175

No geographic segment data is shown for long-lived assets, as the Company's operations reside entirely in the United States.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - INCOME TAXES

The Company recorded an income tax provision in the amount of $163,674 for the nine months ended September 30, 2003, including $45,000 of foreign taxes withheld from payments received from Sourcenext Corporation. The Company also recorded a deferred tax asset and established a valuation account for such asset for the first nine months of 2003 as follows:

                                                           2003                     2002
                                                           ----                     ----
Deferred revenue                                     $   1,179,420              $     -
Amortization                                                62,366                    -
Depreciation                                                46,433                    -
Foreign taxes                                               45,000                    -
Accounts receivable writeoffs                               40,298                    -
Foreign tax credit carryforwards                            32,886                    -
Accrued vacation                                            29,447                    -
Reserve for sales returns and allowances                    26,291                    -
Stock option compensation expense                           20,711                    -
Allowance for doubtful accounts                              2,390                    -
                                                     --------------             --------------
Total deferred tax assets                            $   1,485,242                    -
Less: Valuation allowance                               (1,485,242)                   -
                                                     --------------             -------------
Net deferred tax assets                                       -                       -

In 2003, the Company has experienced an operating loss. The Company's election to be taxed under Subchapter S of the Internal Revenue Code was terminated effective August 7, 2002, at which point the Company became a C-Corporation under the Internal Revenue Code. No tax provision nor deferred tax assets or liabilities were recorded by the Company as of September 30, 2002.

Since becoming a C-Corporation, the Company has utilized the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized based upon anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities. The Company has provided a full valuation allowance on its deferred tax assets because of uncertainty regarding their realizability, due to the substantial doubt surrounding the Company's ability to continue as a going concern as expressed in the auditors' opinion on the financial statements for fiscal year 2002. The change in the deferred tax asset valuation allowance since December 31, 2002 was $301,310.

The difference between the U.S. statutory federal tax rate of 34% and the U.S. tax provision of $118,674 recorded by the Company is summarized below:

                                                              2003                 2002
                                                              ----                 ----
U.S. Statutory tax rate                                       (34%)                  -
Foreign tax credit                                              3%                   -
Change in deferred tax asset valuation allowance               57%                   -
                                                              ----                -------
U.S. Income tax provision                                      26%                   -

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total income tax provision of $163,674 for the nine months ended September 30, 2003 consists of a U.S. income tax provision of $118,674 and a foreign income tax provision of $45,000.

NOTE 9 - STOCK BASED COMPENSATION

STOCK BONUSES

In August 2003, the Company issued an aggregate of 15,000 shares of its common stock to non-employees in the form of stock bonuses granted under its 2002 Equity Incentive Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares available under the 2002 Plan is 5,000,000. Estimated compensation expense recorded in connection with these issuances is $450. The Board of Directors determined the fair value of the Company's common stock, based on an independent appraisal, to be $0.03 per share at the time of issuance of these shares.

STOCK OPTIONS

In August 2003, the Company granted options to purchase an aggregate of 60,000 shares of the Company's common stock under the 2002 Plan. These options had a 10-year term at an exercise price of $0.12 per share and were granted to employees. The ten-year options vest one-tenth on each of the first through tenth anniversaries of the date of grant. Compensation expense in the amount of $2,910 and $8,921 was recorded in the three and nine months ended September 30, 2003, respectively, for options granted to employees, in accordance with the modified prospective method of transition from APB25 prescribed by SFAS No. 148. The amounts set forth below include options granted under the Company's 1995, 1999 and 2002 plans, as well as options granted in 1999 which were not subject to any plan.

                                                        Number of            Weighted
                                                       Outstanding           Average
                                                         Options          Exercise Price
                                                     ---------------      --------------
Outstanding at January 1, 2002                             104,300               $4.36
Granted                                                    660,000               $0.12
Cancelled or forfeited                                     (50,000)              $0.73
                                                     --------------
Outstanding at September 30, 2002                          714,300               $0.70
                                                     ==============

Outstanding at January 1, 2003                             824,300               $0.62
Granted                                                     70,000               $0.12
Cancelled or forfeited                                     (70,000)              $0.12
                                                     --------------
Outstanding at September 30, 2003                          824,300               $0.62
                                                     ==============


The following table summarizes options outstanding at September 30, 2003:

                                 Options Outstanding                               Options Exercisable
                ------------------------------------------------------   ----------------------------------------
                                         Average           Weighted                                   Weighted
Exercise               Number           Remaining          Average              Number                 Average
 Price            Outstanding at       Contractual        Exercise          Exercisable at            Exercise
 Range          September 30, 2003     Life (Years)         Price          September 30, 2003           Price
--------        ------------------    --------------    --------------    --------------------      -------------
 $ 0.12               725,000             9.14            $ 0.12                    59,000            $  0.12
 $ 0.70                25,000             1.87            $ 0.70                    25,000            $  0.70
 $ 5.31                61,800             2.00            $ 5.31                         0            $  5.31
 $ 6.25                12,500             6.00            $ 6.25                         0            $  6.25
                --------------                                               --------------
                      824,300                                                       84,000
                ==============                                               ==============

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were as follows:

                                                  Grants in          Grants in
                                                 2003 under          2002 under       1995 and 1999
                                                  2002 Plan          2002 Plan            Plans
                                               ---------------    ---------------    ---------------
Risk-free interest rate                          4.0% to 4.5%           6.0%              6.0%
Stock price volatility factor                        99%                 99%               99%
Expected life of the options                   5 and 10* years    5 and 10* years    5 and 10* years
Dividend yield                                      0.0%                0.0%              0.0%
---------------

* Non-qualified options issued to non-employees have an estimated average life of 5 years; incentive stock options granted to employees are estimated to have an average life of 10 years.

NOTE 10 - SUBSEQUENT EVENT

On or about October 22, 2003, the Company entered into a Settlement Agreement and Release with the parties in the lawsuit captioned Brent Briggs, Danny Bain and Randall Daley, individually and on behalf of all others similarly situated
v. eAcceleration Corp., Acceleration Software International Corporation, Clinton
L. Ballard, Diana Ballard and John Does A-L. The Settlement must be approved by the Kitsap County Superior Court, where the case was filed, and a hearing for this purpose has been scheduled for November 21, 2003. Pursuant to the Settlement, the Company has agreed to make a small monetary contribution to the Berkman Center for Internet and Society, an independent non-profit institution, and to pay plaintiffs' attorney fees and costs. The Company has recorded a liability of approximately $92,000 for the estimated amount of settlement payments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report on Form 10-QSB includes "forward-looking statements". Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating) or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement; based upon current conditions; and based upon the most recent results of operations. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "believe," "estimate," "anticipate," "continue" or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, those factors set forth below under "Factors Affecting Future Operating Results", elsewhere herein and in our other filings with the Securities and Exchange Commission.

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

         UNLESS OTHERWISE INDICATED OR THE CONTEXT OTHERWISE REQUIRES, WE REFER TO EACCELERATION CORP. AS "WE," "US" OR "OUR".

         The following discussion should be read in conjunction with our historical consolidated financial statements and accompanying notes, which are included herein, and with the consolidated financial statements included in our 2002 annual report on form 10-KSB.

GENERAL

         We are a provider and licensor of proprietary software that is distributed primarily through the Internet. Our primary focus is developing a subscriber base for our "eAnthology" online subscription service as the leading means of distributing our internally-produced software.

         eAnthology is an online subscription service that is expected to provide a myriad of computer applications to consumers. It is composed of many different applications, including our own software product line. All components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. Our virus scanner, initially developed in 2002, alerts users to the presence of not only viruses, but also spyware, malware, (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm) and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e-mail such file to a remote recipient). We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats. eAnthology is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our users change. We endeavor to constantly respond to the needs of the consumer market, and eAnthology is designed to meet those needs.

         Historically, we also licensed localized versions of our individual software products for distribution in Japan. Under the terms of our distribution agreement with our Japanese distributor, which terminated on October 29, 2003, we granted our distributor an unlimited license to sell our software titles (except eAnthology) in Japan. This did not materially affect our operations involved in offering software through our websites or elsewhere on the Internet as part of a subscription, because the distributor's license only applied to localized, Japanese versions of the software, and not the English language versions which are available on our websites or elsewhere on the Internet, including with respect to eAnthology. Additionally, users in Japan generally cannot run the English-language versions on their operating systems.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial position and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of these unaudited financial statements relate to revenue recognition and returns and allowances relating to online subscriptions, and revenue recognition relating to the distribution of our software products in Japan.

REVENUE RECOGNITION AND RETURNS AND ALLOWANCES RELATING TO ONLINE SUBSCRIPTIONS

         We initially offered a quarterly eAnthology online subscription service in the first quarter of 2002, which was subject to an unconditional right of refund over the life of the subscription, 90 days, in accordance with our refund policy in effect at the time. Because of our refund policy and accounting standards regarding the right of return, we deferred all revenue from eAnthology subscriptions in the first quarter of 2002.

         Beginning in April 2002, we revised our refund policy to consist of a 7 day right of refund on monthly or quarterly subscriptions and a 14 day right of refund on annual subscriptions. Accordingly, we now defer online subscription revenue and recognize such revenue on a straight-line basis monthly over the life of the user's subscription after the right of refund lapses when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, and no significant Company obligations with regard to implementation remain, in accordance with SOP 97-2. In addition, accounting standards require us to estimate the amount of future returns and create a reserve for such returns at the time the sale is made. Accordingly, we have developed an estimate utilizing a weighted average ratio of returns based on our actual historical experience. Such a ratio is applied to current period sales to develop the required reserve. All revenue not yet recognized from sales is deferred until future periods. We believe our revenue recognition practices for subscription revenues are in accordance with SFAS No. 48 and SOP 97-2.

REVENUE RECOGNITION RELATING TO THE DISTRIBUTION OF OUR SOFTWARE PRODUCTS IN
JAPAN

         Under our terminated distribution agreement with Sourcenext Corporation, our former Japanese distributor, we received monthly payments of $150,000 for each of June, July and August 2002, and received $50,000 per month thereafter. The payments under the agreement were made net of a 10% Japanese withholding tax. SOP 97-2 requires revenue on this contract to be allocated to the PCS and the upgrades based on the vendor-specific objective evidence of fair value estimated by management. Management estimated the value of PCS services to be equal to the amount of the $50,000 fixed monthly payments, which are recognized ratably over the life of the contract. The aggregate $300,000 difference between the amount of fixed payments and the larger initial payments was deferred. This deferred revenue will be recognized when the contract terminates in the fourth quarter of fiscal 2003.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

         Our revenues increased $1,299,861, or 192%, from $678,600 during the 2002 third quarter, to $1,978,461 during the 2003 third quarter, primarily due to an increase in online subscription services revenue of $1,292,760, or 248%, to $1,814,585 in the 2003 third quarter from $521,825 recognized in the 2002 third quarter. This increase was due to a larger advertising campaign and the outbreak of computer viruses such as MS Blast and its successors in August 2003. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," and SOP No. 97-2, "Software Revenue Recognition," we recognized $1,544,647 of revenue, excluding returns, and deferred

$1,224,976 of subscription revenue on eAnthology subscriptions, for sales made during the 2003 third quarter. We recognized $452,862 of eAnthology revenue in the 2003 third quarter that had been deferred in 2002. We also accrued an estimate of returns and allowances for the current period sales of $186,474, which is netted against revenue for presentation, and had other minor revenue adjustments totaling $3,550. The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Revenues from software licensing remained the same in the 2003 third quarter as in the 2002 third quarter. This contract was terminated effective October 29, 2003.

         The increase in other revenue of $7,101, or 105%, was caused primarily by a few remaining contracts for advertising from our inactive Internet advertising services business.

COST OF REVENUES

         Our cost of eAnthology subscription revenues increased $502,246, or 94%, from $534,592 during the 2002 third quarter to $1,036,838 during the 2003 third quarter. The increase in costs correlates with the increases in sales of eAnthology subscriptions. Due to the higher volumes of subscription sales in 2003, credit card processing costs have increased, personnel costs have increased as we have hired more customer service personnel to handle a growing number of customer requests, and outside services costs have increased as a result of increased outsourcing of software testing.

         Our cost of software licensing revenues decreased by $277,076, or 68%, from $406,466 during the 2002 third quarter to $129,390 during the 2003 third quarter, primarily due to a decrease in the amount of personnel and resources assigned to Sourcenext projects in light of the pending termination of our distribution agreement with Sourcenext.

         Our cost of other revenues increased by $4,655, or 80%, from $5,808 during the 2002 third quarter to $10,463 during the 2003 third quarter, due to lack of emphasis in that area of our business. Expenses pertaining to this business consisted of costs associated with producing in-house advertising space on our websites, including personnel-related costs and administrative expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling expenses in the 2003 third quarter increased $330,759, or 104%, from $317,296 during the 2002 third quarter to $648,055 during the 2003 third quarter. This increase is due primarily to additional advertising purchased to promote our eAnthology subscription service in the aftermath of the August 2003 computer virus outbreak.

         General and administrative costs increased $162,408, or 73%, from $222,028 in the 2002 third quarter to $384,436 in the 2003 third quarter. The increase is due primarily to increases in legal and accounting expenses attributable to the costs of settling litigation filed against us during the first quarter of 2003 and increases in insurance and personnel costs.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

REVENUES

         Our revenues increased $3,026,561, or 159%, from $1,898,175 during the first nine months of 2002 to $4,924,736 during the first nine months of 2003, primarily due to an increase of $3,667,895, or 470%, in our eAnthology subscription revenues, to $4,447,895 in the first nine months of 2003 from $780,000 the first nine months of 2002. The increase is due to a larger advertising campaign in 2003, and to the outbreak of computer viruses such as MS Blast and its successors in August 2003. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," and SOP No. 97-2, "Software Revenue Recognition," we recognized

$3,007,978 of revenue, excluding returns, and deferred $2,558,275 of subscription revenue on eAnthology subscriptions for sales made during the first nine months of 2003. We recognized $1,886,433 of eAnthology revenue in the first nine months of 2003 that had been deferred in 2002. We also accrued an estimate of returns and allowances for the current period sales of $446,664, which is netted against revenue for presentation, and had other minor revenue adjustments totaling $148. The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Revenues from software licensing decreased $500,000, or 53%, from $950,000 during the first nine months of 2002 to $450,000 during the first nine months of 2003. As of January 7, 2002, we entered into an agreement with Sourcenext pursuant to which we received fixed monthly payments of $150,000. On May 20, 2002, after receiving five monthly payments under the January 2002 agreement, we terminated such agreement, and entered into another distribution agreement with Sourcenext, pursuant to which Sourcenext paid us $150,000 per month for each of June, July and August 2002, and $50,000 per month thereafter. On July 29, 2003, the Company received notice of termination of this contract by Sourcenext, which took effect on October 29, 2003.

COST OF REVENUES

         Our cost of eAnthology subscription revenues increased $1,274,275, or 99%, from $1,282,927 during the first nine months of 2002, to $2,557,202 in the first nine months of 2003, due to increases in the costs of processing credit card payments, increases in personnel hired to handle customer service and outside software testing costs. The increase in costs correlates with the increase in eAnthology revenues over this time period.

         Our cost of licensing revenues decreased by $264,702, or 27%, from $969,784 during the first nine months of 2002 to $705,082 in the first nine months of 2003, primarily because we decreased the amount of our resources devoted to Sourcenext projects over the course of 2003.

         Our cost of other revenues decreased by $166,325, or 84%, from $197,295 during the first nine months of 2002 to $30,970 during the first nine months of 2003, primarily due to our decreasing emphasis of this area of our business.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling expenses in the first nine months of 2003 increased $541,937, or 97%, from $558,685 during the first nine months of 2002 to $1,100,622 during the first nine months of 2003. This increase is due to additional advertising purchased to promote our eAnthology subscription service in the aftermath of the August 2003 computer virus outbreak.

         General and administrative expenses increased $234,495, or 38%, from $609,751 in the first nine months of 2002 to $844,246 in the first nine months of 2003. This increase is due to several factors, including increases in legal and accounting expenses due to additional patent filings and litigation costs incurred in the settlement of litigation commenced against us in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

GOING CONCERN

         We experienced net losses during the first nine months of 2003 and 2002 in the amounts of $(611,459) and $(1,782,050), respectively. As of September 30, 2003, we had cash of $564,066, an accumulated deficit of $(4,654,746), and a working capital deficit of $(3,423,762). Throughout the first nine months of 2002 and 2003, however, we generated sufficient cash flows from operations to support our business. Our independent auditors included an explanatory paragraph in their audit report included with our annual report on Form 10-KSB for 2002 which raised substantial doubt about our ability to continue as a going concern.

MANAGEMENT'S PLANS

         We believe that the losses referred to above are principally attributable to declining revenue under our Japanese distribution agreement, the magnitude of expenses associated with growing our eAnthology online subscription service and our deferral of recognition of a substantial portion of our eAnthology online subscription revenues. We have focused our efforts on generating revenues from our eAnthology online subscription service, which requires large expenditures in advertising in order to increase sales volumes. While our operating cash flow, as well as overall cash flow, has improved primarily due to sales of our eAnthology online subscription service, there can be no assurance that we will recognize sufficient revenues from this service to compensate for the loss of our Japanese distribution revenue, our cost of advertising expenditures, or our previous losses, or that we will not continue to incur additional losses in the future. Losses may continue to occur, as we are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, while we are required to recognize all expenses related to the online subscriptions in the period such expenses are incurred.

         We have taken a number of measures to improve our cash flow from operations. These measures include:

o CONTINUED DEVELOPMENT OF THE EANTHOLOGY ONLINE SUBSCRIBER BASE. We concentrated most of our efforts during 2002 and thereafter on generating revenues from our eAnthology online subscription service. This segment of our business generated 92% of our revenue in the third quarter of 2003; however, there is no assurance that we will continue to be successful in marketing or distributing this service, nor that the revenue stream from such service will generate positive cash flow. Our previous inability to process all of our credit card orders has also affected our ability to generate a stable cash flow.

o DIVERSIFICATION OF CREDIT RISK BY THE USE OF MULTIPLE PROCESSORS. We have contracted with multiple processors to handle the volume of credit card transactions we generate daily. However, many of our processors require a sizable cash reserve, which reduces the net amounts of cash that we receive from the processors.

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

o OUTSIDE FINANCING. Management is considering seeking additional financing through one or more debt, equity or convertible securities offerings. If we are unsuccessful at raising additional capital or financing through these offerings on acceptable terms at a time when this is needed, we could experience an adverse effect on our cash flows, financial position and results of operations.

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         The Company currently owes $270,139 to a local bank under a promissory note which was renewed on May 1, 2003 and is set to mature on May 1, 2004. The current Change in Terms Agreement decreases the rate of interest to 7.75%, requires monthly interest and principal payments of $3,000, and requires a lump sum payment of the balance of the note remaining on May 1, 2004. The note is collateralized by substantially all of our assets and a certificate of deposit, currently valued at $155,733 and bearing interest at 3.2%, and is also guaranteed personally by our two principal stockholders. The note also requires us to comply with financial and non-financial covenants, including production of quarterly financial statements, an annual audit, assumption or creation of no other debt to any party without written consent from the bank, and maintenance of insurance over the premises of the business. We have not met the financial covenants required by this loan in 2003 and are currently in default under our loan agreement. For this reason, the bank could require repayment of this note prior to its maturity date. The bank has not exercised this right to date.

         We previously financed $52,500 for the purchase of certain computer equipment through the local bank referred to above. The principal balance of this obligation as of September 30, 2003 was $26,306. The loan accrues interest at an annual rate of 8.0%, matures on February 15, 2005, and is payable in 36 equal monthly principal and interest payments of $1,645. The loan is secured by substantially all our assets and is personally guaranteed by our principal stockholders. The loan agreement contains certain financial and non-financial covenants, which are substantially the same as the covenants contained in the loan agreement with this bank described above. We are currently in default of this loan since we have not complied with the financial covenants under this note in 2003. The bank has not yet exercised its right to demand payment in full. We have classified this loan as a current liability entitled "long-term note callable by creditor."

         The success of our online subscription service is highly dependent on our ability to sell the service to subscribers via the Internet. Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer's credit card information and processes the sale electronically. One of our merchant banks terminated its services to us effective March 31, 2003 and as of September 30, 2003 held approximately $50,000 of our funds as a reserve for possible customer chargebacks. Five other merchant banks also hold an aggregate of approximately $230,000 of our funds in similar reserves as of September 30, 2003, none of which has been returned as of the date of this filing. Accordingly, $280,000, or almost one-third of our potentially available cash balance, is being withheld by our credit card processors. We currently contract with several processors, and are continuing to negotiate with additional merchant banks and other payment method providers to further diversify our risk associated with being overly dependent on a small number of providers of these services. Some of these merchant bank service providers may require reserves and/or may limit the dollar amount of transactions that they process for us per month. We expect that the extent of these reserves and/or processing limits, as well as the number of providers we are able to contract with, likely will have a direct effect on our financial position, results of operations and cash flow.

STOCK BONUSES

         In August 2003, we issued an aggregate of 15,000 shares of our common stock to non-employees in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares available under the 2002 Plan is 5,000,000. We recorded $450 of estimated compensation expense in connection with these issuances. The Board of Directors determined the fair value of our common stock, based on an independent appraisal, to be $0.03 per share at the time of issuance of these shares.

INCOME TAXES AND S-CORPORATION STATUS

         We utilize the liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences, which are based on differences occurring between GAAP financial and tax financial results. We did not record any income tax expense in the first nine months of 2002, as our Subchapter S election was still effective at that time. We have incurred losses since the inception of our C-Corporation status, but have recorded a current income tax provision of $163,674 for the first nine months of 2003, including $45,000 of foreign taxes withheld from payments received from Sourcenext Corporation, as we have had net income on a tax basis in this period.

         At present, the State of Washington does not impose income taxes on corporations, but it does impose a business and occupation tax on corporations conducting business in the State of Washington.

INFLATION

         We believe that inflation has generally not had a material impact on our operations.

OFF BALANCE SHEET ARRANGEMENTS

         We do not have and are not reasonably likely to have any off-balance sheet arrangements that would have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

SEASONALITY

         The computer software and Internet markets are characterized by significant seasonal swings in demand. We expect our net sales and operating results from our eAnthology subscription service to continue to be affected by these fluctuations in Internet usage. For our products and services, usage is typically higher in the summer and lower at year-end. Customer concerns about weak economic conditions may contribute negatively to fluctuations in our business. Our revenues may also experience substantial variations as a result of a number of other factors, such as consumer and business preferences, computer virus outbreaks, and introduction of competing products by competitors, as well as limited time promotional pricing and other offers. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         WE ARE DEPENDENT ON THE PROCESSING OF CREDIT CARD TRANSACTIONS IN CONNECTION WITH OUR EANTHOLOGY SUBSCRIPTION SERVICE. ANY SIGNIFICANT INTERRUPTION IN THE PROCESSING OF OUR CREDIT CARD TRANSACTIONS WOULD HAVE SERIOUS ADVERSE EFFECTS ON OUR COMPANY.

         The success of our eAnthology online subscription service, and our business as a whole, is dependent on our ability to sell subscriptions over the Internet to consumers. Over 97% of our sales of eAnthology subscriptions, which constituted nearly 90% of our revenues for the first nine months of 2003 and 92% of our revenues in the 2003 third quarter, are effectuated through credit card sales. During the first nine months of 2003, we utilized multiple merchant banks or processors to facilitate all of our credit card transactions. Although we have contracted with several providers of these services, any failure on the part of these providers to successfully process our credit card transactions in sufficient volume could restrict our ability to sell our services, which would have a material adverse effect on our financial position, cash flows and results of operations.

         WE HAVE RELIED ON A DISTRIBUTION AGREEMENT WITH OUR JAPANESE DISTRIBUTOR WHICH HAS BEEN TERMINATED.

         We have relied on payments made under our distribution agreement with Sourcenext Corporation, our Japanese distributor, for some of the cash flow required for our operations. On July 29, 2003, the Company received notice of termination of this contract by Sourcenext, which took effect October 29, 2003. There is no assurance that we will be able to replace the revenues lost under this contract with another revenue source. Our inability to find alternate sources of revenue could have a material adverse effect on our financial position, results of operations and cash flows.

         OUR EANTHOLOGY ONLINE SUBSCRIBER BASE MAY PROVIDE INSUFFICIENT CASH FLOW TO KEEP US IN BUSINESS.

         We are developing a subscriber base for our eAnthology subscription service as the primary means of distributing our internally-produced software for a fee. There is no assurance that we will be successful in marketing or distributing this service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate enough positive cash flow to enable us to continue in business.

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

         We collect personal information from users when they subscribe to our eAnthology online subscription service, including their credit card information. While we have security measures in place to protect such information when it is transmitted to us over the Internet, such as Secure-Socket-Layer and other measures, we cannot guarantee that these security measures will not fail, allowing experienced computer programmers, or "hackers", access to such personal information. Such a security breach would present a threat to our users, who may file lawsuits against us, claiming that we have failed to protect their information adequately. We have no insurance protection against such claims, and an unfavorable outcome to such a lawsuit could have a material adverse impact to our financial position, cash flows and results of operations.

         OUR BANK MAY DEMAND THE PAYMENT IN FULL OF THE PRINCIPAL ON THE LOANS WE HAVE OUTSTANDING WITH THEM, AND WE PRESENTLY DO NOT HAVE THE CASH FLOW TO BE ABLE TO COMPLY WITH SUCH A DEMAND.

         As of September 30, 2003 we owed the principal amount of $296,445 plus accrued interest to a local bank, $270,139 of which is pursuant to a promissory note which is payable upon maturity in May 2004. We are currently in default under this promissory note, and, because of the default, the bank could demand immediate repayment of all of our loans owed to this bank. We cannot guarantee that the bank will not demand payment in full of our loans or deny extension of the loan in the future. There can be no assurance that we will have sufficient cash to repay the loans if the bank enforces its rights pursuant to the default. If the bank requires payment of these loans and we are unable to do so, we could be forced to cease operations.

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of September 30, 2003, we had a working capital deficit of $(3,423,762). Since November 2001, one of our principal stockholders has loaned us an aggregate of $394,016, net of repayments, to meet current operating expenses under several long-term notes and has made a capital contribution of $40,000. If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our principal stockholders will be available when needed, particularly as a result of our covenants with our bank that restrict our ability to incur additional debt, including borrowings obtained from our two principal stockholders. We are also considering seeking additional financing through one or more equity or convertible securities offerings, or, to the extent permitted by the bank, debt offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms at a time when this is needed, we could experience an adverse effect on our cash flow, financial position, and results of operations.

         WE MAY INCUR SIGNIFICANT EXPENSES WITH RESPECT TO THE LOCALIZATION OF OUR SOFTWARE TO EACH LOCAL LANGUAGE OR CULTURE WHERE WE SEEK TO DISTRIBUTE OUR SOFTWARE.

         We seek to distribute our subscription service worldwide over the Internet. As we develop new software or distribute existing software to foreign regions, we could incur significant costs associated with localization if the software in its present form does not gain acceptance among users, and this could adversely affect our cash flow, financial position and results of operations.

         WE HAVE INCURRED LOSSES IN FIRST NINE MONTHS OF 2003, AND THROUGHOUT 2002 AND 2001, AND THERE IS NO ASSURANCE THAT WE WILL BECOME PROFITABLE AGAIN.

         We have been unprofitable during the first nine months of 2003, and in all of 2002 and 2001, and may continue to incur operating losses for the foreseeable future. During the first nine months of 2003 and for all of 2002 and 2001, we had net losses of $(611,459), $(2,520,683) and $(753,176), respectively. No assurance can be given that we will ever become profitable again nor, if we obtain profitability, that we would thereafter maintain profitability.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Reference is hereby made to Item 3 of the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002 and all quarterly reports on Form 10-QSB since then and to the references therein for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries is a party.

         On or about October 22, 2003, the Company entered into a Settlement Agreement and Release with the parties in the lawsuit captioned Brent Briggs, Danny Bain and Randall Daley, individually and on behalf of all others similarly situated v. eAcceleration Corp., Acceleration Software International Corporation, Clinton L. Ballard, Diana Ballard and John Does A-L. The Settlement must be approved by the Kitsap County Superior Court where the case was filed, and a hearing for this purpose has been scheduled for November 21, 2003. Pursuant to the Settlement, the Company has agreed to make a small monetary contribution to the Berkman Center for Internet and Society, an independent non-profit institution, and to pay for plaintiffs' attorney fees and costs. The Company has recorded a liability of approximately $92,000 for the estimated amount of settlement payments.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not Applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company has a note payable to a bank in the amount of $270,139, which now bears interest at 7.75%. The note is secured by substantially all assets of the Company, including a certificate of deposit in the amount of $155,733, and is personally guaranteed by the Company's principal stockholders. The Company utilized the amount borrowed under this note for working capital. The note was renewed on May 1, 2003, under a Change in Terms Agreement that requires monthly interest and principal payments of $3,000 with a lump sum payment of the balance remaining on May 1, 2004. The note requires the Company to comply with various covenants, including certain financial ratios regarding working capital and debt coverage which have not been met in 2003, and other non-financial covenants. Due to these covenant violations, the bank could demand payment in full of this note prior to its scheduled maturity. If the bank decides to demand payment in full for the outstanding balance of the loan then we will be forced to deplete our liquid assets and obtain alternate sources of capital, such as an additional loan or capital infusion from our principal stockholders.

         The Company has another note payable to the same bank. The proceeds from this note were utilized to purchase certain computer equipment for the dissemination of the Company's eAnthology online software subscription. The note has a current principal balance of $26,306, bears interest at 8.0%, requires monthly payments of $1,645 and matures February 15, 2005. The loan is secured by substantially all the assets of the Company, is personally guaranteed by the principal stockholders of the Company, and is subject to substantially the same covenants as described above, which the Company has not met in 2003. Due to these covenant violations, the entire balance is classified as current in our financial statements since the bank could demand payment in full of this note prior to its scheduled maturity. We have classified this loan as a current liability entitled "long-term note callable by creditor." If the bank decides to demand payment in full for the outstanding balance of the loan then we will be forced to deplete our liquid assets and obtain alternate sources of capital, such as an additional loan or capital infusion from our principal stockholders.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION.

Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit No.    Description of Exhibit
         -----------    ----------------------
         31.1           Certification of Chief Executive Officer of
                        eAcceleration Corp. pursuant to Sarbanes-Oxley Section
                        302(a).

         31.2 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to Sarbanes-Oxley Section 302(a).

         32.1 Certification of Chief Executive Officer and Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C. ss. 1350

(b) REPORTS ON FORM 8-K.
    There were no reports on Form 8-K filed during the three-month period ended September 30, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EACCELERATION CORP.


Date: November 12, 2003        By:   /s/ Clinton L. Ballard
                                    --------------------------------------------
                                    Clinton L. Ballard
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: November 12, 2003        By:   /s/ E. Edward Ahrens
                                    --------------------------------------------
                                    E. Edward Ahrens
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)