Form 10KSB
period 2003-12-31
EACCELERATION CORP
filed 2004-03-26
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended: December 31, 2003

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

     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

     State issuer's revenues for its most recent fiscal year: $7,798,617

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not Applicable

     As of March 1, 2004, there was a total of 34,745,800 shares of the issuer's common stock outstanding.

     Traditional Small Business Disclosure Format (check one)
                                                      Yes              No   X
                                                            ------        -----

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      NONE
                               eACCELERATION CORP.

                              INDEX TO FORM 10-KSB

                                                                            Page
                                                                            ----
                                     PART I

Item 1.   Description of Business........................................     3

Item 2.   Description of Property........................................    15

Item 3.   Legal Proceedings..............................................    15

Item 4.   Submission of Matters to a Vote of Security Holders............    16

                                     PART II

Item 5.   Market for Common Equity, Related Stockholder Matters and
            Small Business Issuer Purchases of Equity Securities..........   17

Item 6.   Management's Discussion and Analysis............................   17

Item 7.   Financial Statements............................................   22

Item 8.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.......................................  22

Item 8A.  Controls and Procedures..........................................  23

                                    PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.............  24

Item 10.  Executive Compensation...........................................  26

Item 11.  Security Ownership of Certain Beneficial Owners and Management...  28

Item 12.  Certain Relationships and Related Transactions...................  29

Item 13.  Exhibits List and Reports on Form 8-K............................  30

Item 14.  Principal Accountant Fees and Services...........................  30

Signatures  ...............................................................  32

                                     PART I

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

ITEM 1.  DESCRIPTION OF BUSINESS.

OVERVIEW

         We are a provider of proprietary and open-source software and related services that are distributed primarily through the Internet. Our primary focus is developing a subscriber base for our "eAnthology" online subscription service as the leading means of distributing some or all of our internally-produced software. To date, the most popular component of our eAnthology service has been our Stop-Sign(R) Computer Protection Service.

         eAnthology is an online subscription service that can provide many different computer applications, including our own software product line, to consumers. We designed it to be composed of various different applications, and all components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. We focused most of our efforts in 2003 on perfecting our computer threat-removal and protection service for the consumer market. Our scanner alerts users to the presence of not only viruses, but also spyware, malware, (i.e., malicious software designed specifically to damage or disrupt a system, such as a virus) and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which then can e-mail such file to a remote recipient). It provides cures for the infected machines as well as ongoing support, protection and timely virus alerts to safeguard our customers against future threats. In 2003, we expanded our eAnthology offerings to include dial-up Internet service under our brand Kon-X, including e-mail and links to search engines. eAnthology is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our users change. We endeavor to constantly respond to the needs of the consumer market, and eAnthology is designed to meet those needs. In connection with our recent expansion, we expect to continue to hire additional employees to assist us in meeting our consumers' needs, and we continue to seek to obtain additional office space to accommodate our anticipated staff expansion.

         Historically, we also licensed localized versions of our individual software products for distribution in Japan. Under the terms of our distribution agreement with our Japanese distributor, which terminated on October 29, 2003, our distributor was granted an unlimited license to sell our software titles (except eAnthology) in Japan. This did not materially affect our operations involved in offering software through our websites or elsewhere on the

Internet as part of a subscription, because the distributor's license only applied to localized, Japanese versions of the software, and not the English language versions which are available on our websites or elsewhere on the Internet.

HISTORY

         We were initially incorporated in February 1987 as Ballard Synergy Corporation, a Nevada corporation, merged with a Washington corporation in June 1995, and changed our name to Acceleration Software International Corporation ("ASIC") in 1996. In November 1999, we formed eAcceleration Corp., a Delaware corporation, which is the parent company of ASIC.

         We began by providing crisis intervention computer software programming services in the Silicon Valley region of California. We became a leading provider of SCSI software services and developed a library of SCSI software and firmware solutions that we sold to the Microelectronics Products Division of NCR Corporation in 1992. After relocating to Kitsap County, Washington in 1992, we developed d-Time, a software product that accelerated the performance of CD-ROM drives, which by 1995 became a top 100 software title in the U.S. according to PC Data, and a top 20 software title in Japan. As the need for CD-ROM performance acceleration declined in light of the rapid increase in CD-ROM drive speed, we developed Superfassst, a hard drive performance acceleration product. As the Internet developed, we developed Webcelerator, a software product which accelerates the performance of web browsers, as well as some additional Internet-related products.

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

         We began developing a subscriber base for certain of our products on a small scale in late 2000. At first, this service was offered as an advertising-supported service, but over time we began to charge a nominal price for it, thereby compensating for declining advertising revenues. This service developed into our eAnthology subscription service during 2002. We seek to change the offerings on eAnthology to meet the changing needs of an ever-increasing online population in the United States and abroad. Throughout 2002 and 2003, we focused most of our efforts into generating revenues from our eAnthology service, aimed primarily at consumers.

PRODUCTS AND SERVICES

         We develop a variety of software titles and have licensed them through several distribution methods:

         o   selling online subscription services;
         o   licensing to international distributors; and
         o   offering free downloads supported by online advertising.

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

         NET BUTLER is a download manager that can manage multiple downloads at once, can pause a download mid-stream and can resume a download if the Internet connection is lost. It operates on all current versions of Windows.

         MEGDAT is a personal media service within our online subscription service that incorporates our Net Butler and Zeus products; it is designed to provide utility-type programs to help manage subscribers' data and operates on all current versions of Windows.

         OODLZ provides ad-free online game services to our subscribers. Some game services available on the Internet, while offering games to the user for free, support themselves by selling Internet ads, which can be annoying to the user if they appear while playing. Our games come as part of the online software subscription, and therefore are completely ad-free. Games available through our subscription service include arcade games, board games, word games, and THE 4th COMING, described below. The Oodlz service operates on all current versions of Windows.

         PHANTOM CD allows users to make a virtual copy of CD-ROMs onto their hard drive, which enables users to eliminate the need for the CD-ROM and increases performance speed. It operates on the Windows 95, Windows 98, Windows Millenium Edition, Windows 2000 and Windows XP operating systems.

         STOP-SIGN is a threat-removal and protection system for the consumer market. It detects and removes threats to a user's computer such as viruses, spyware, malware, and keyloggers, in addition to other undesirable items such as e-mail advertisements (spam), and pop-up advertisements. It also helps eliminate threats that propagate over non-traditional methods by means of its built-in firewall. If any undesirable software is detected, this system provides a cure for the infected machine. In addition, we offer outbreak alerts, ongoing support, and protection to safeguard the customer against future threats. This software became a component of eAnthology online subscription service in 2002.

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

         EANTHOLOGY is an online subscription service that licenses certain of our software titles to users for a subscription fee that may vary depending on the level of service provided. The service currently features Stop Sign, MegDat, Oodlz, and their related incorporated products. It operates on all current versions of Windows.

DISTRIBUTION METHODS

         ONLINE SUBSCRIPTION SERVICES: We are currently devoting substantial resources towards continuing to develop the online subscription service that we sell directly to users over the Internet called "eAnthology." We began offering the service in December 2001 and by the end of the year 2003 eAnthology accounted for 89% of our revenues. Through this service, we license certain of our software titles, described above, to users for a subscription fee that varies depending on the level of service provided. This service is composed of several different computer applications and is designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. We expect that the nature and content of eAnthology will expand and evolve over time as the needs of our users change. The primary component of eAnthology during 2002 was our Stop-Sign threat scanner for the consumer market. In 2003, we expanded our eAnthology offerings to include dial-up Internet service under our brand Kon-X, including e-mail and links to search engines. Several additional products were being tested at year-end, but none were ready for commercial deployment. These anticipated future products may include other consumer-oriented products, such as additional games and utility software.

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

         SOFTWARE LICENSING TO INTERNATIONAL DISTRIBUTORS: Historically, we licensed software products to a Japanese distributor. Our distribution agreement with this distributor terminated on October 29, 2003. Most of the products described above were licensed to this client for distribution exclusively in Japan, except for eAnthology. Our contract with the distributor granted it the exclusive right to reproduce, display, license and sub-license our intellectual and proprietary rights in our software products to third parties in Japan, while we were required to maintain, support and provide "bug fixes" for these products and to develop specified upgraded versions of certain of these products.

         We currently are in the process of seeking a replacement distributor in Japan and distributors in other countries. To this end, we have retained Plasma Devices, Inc. to assist us in identifying and establishing relationships with the international distributors. Under the terms of our agreement with Plasma Devices, we have agreed to compensate it for such services by paying it a percentage of the monthly payments contracted to be received by us from each international distributor referred to us by Plasma Devices. No such referrals have been made to date.

         FREE DOWNLOADS SUPPORTED BY ONLINE ADVERTISING: From 1998 until 2001, we derived the majority of our revenues from selling online advertising to other businesses. Most of our products described above, as well as some third-party software programs, were offered as free homepageware, which meant that users were required to adopt our homepage as their Internet browser's starting page in exchange for using the software. This free homepageware generated traffic to our websites, which enabled us to earn advertising revenue by presenting users with a variety of ads that enticed users to "click here". Revenue was earned by us when users performed a pre-defined "action", such as a click, sign-up or registration.

         Beginning in 2000, and through 2002, the online advertising industry showed a steady, significant decline in terms of both volume and prices, and many online companies, including many of our clients, did not survive that decline. As a result, our revenue from this activity dropped considerably and we shifted our emphasis away from an advertising-based platform to our present subscription-based platform.

MARKET

         As the Internet continues to expand, the size of our market also expands. We estimate that the potential market for possible subscribers for our online subscription services currently is approximately 286 million people worldwide. We believe there are many more people using the Internet worldwide, approximately 646 million according to research published by ClickZ.com in February 2004 from data compiled by Nielsen/Netratings and the CIA's World Factbook. However, we believe that the 286 million represents people from countries with high enough income levels to afford our minimum introductory subscription price in U.S. dollars.

         Rather than viewing the eAnthology market as a single monolithic market, we view it as the sum of many smaller markets. Since eAnthology is a service that is composed of multiple products and services which enhance the end user's experience, it may not be readily apparent to a non-technical end user how to best utilize eAnthology. We have identified target markets based on what we believe are the most powerful features of eAnthology that would appeal to individual computer users, and have directed ads in various media forms to those target markets.

STRATEGY

         Since 1996, we have been developing and refining better and more efficient ways to utilize the Internet as an advertising and direct marketing medium. Our strategy for our eAnthology subscription service consists of utilizing the extensive expertise we gained in the Internet advertising industry for our own benefit, by promoting our own service and product offerings via our websites through "pop-ups", "pop-unders", and other advertising media purchased from third parties, utilizing internally developed advertising content. We have also experimented with advertising in more "traditional" media such as radio and television. The preliminary results of these experiments have been positive.

         We believe that we have been effective in reaching an audience of consumers with our eAnthology service. This audience is composed not only of people in the U.S., but encompasses Internet users all over the globe. Based on data published by ClickZ.com, we believe that this market is continually expanding. We also believe that the users' expectations regarding the services available to them on the Internet are continually increasing as well. We have determined that users want products that will make their experience online a positive experience in the following ways:

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

         We seek to attract potential users to eAnthology with internally-developed and third-party online as well as "traditional media" advertising that shows them the benefits they may obtain by subscribing to our service. In 2003, we began actively utilizing search engines by bidding for top listings on certain search terms. The search engine keyword market is highly competitive, and prices can fluctuate widely. We seek to create a very positive impression on the users that will make them want to continue using not only existing, but also future product offerings.

         The number and quality of our product and service offers is critical to our ability to attract and retain users of eAnthology, and thereby increase revenues. We expect to expand the available components through a combination of internal software development, licensing of components and software from third parties, and possibly offerings of goods and services from third parties.

SALES

              Over the next few years, our goal with respect to our eAnthology online subscription service is to obtain as customers a small percentage of the total active online population worldwide by promoting the service through various types of media, including online advertising. However, there can be no assurance that we will achieve the desired subscriber base. We believe that we will be able to keep our expenses relating to the subscription service relatively low due to our lean business structure and our ability to obtain online advertising at a reasonable cost, but there can be no assurance that this will always be the case. Our primary strategy with eAnthology is to sell our services directly to the customer.

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

         Currently, we know of no other company that offers an online software subscription service similar in scope or substance to the services that we offer and plan to offer with eAnthology. While there may be dozens of products or companies on the marketplace that may compete with each of the individual components of eAnthology, including RealNetworks, Adobe, Macromedia, Symantec, McAfee, Zixit, and Sony, to name a few, we believe that eAnthology should be able to develop a significant marketing advantage against the single-function products or services because of all the other components that are part of the eAnthology integrated system. We believe that the synergy and savings afforded by all of our current and anticipated combined components will set us apart from the single-component producers. We have priced, and expect to continue to price, the multiple-component eAnthology service in the same general price range as typical single-function component products.

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

         We plan to create an eAnthology component that can effectively compete on a stand-alone basis in each identified consumer submarket. Due to our technological adaptability, we are confident that even if another company is able to implement a single-function software component similar to any one of our service offerings, it would only be a matter of time before we had our own version built into our integrated system. In addition, we currently have U.S. patents either pending or issued on most of the initial components and on the proprietary system aspects of combining components within the eAnthology service. No assurance can be given that all of our pending patent applications will be granted.

CUSTOMERS

         During 2003, 89% of our revenue was attributable to our eAnthology service, which has a widely dispersed customer base. Our Japanese distributor, Sourcenext Corporation, accounted for $800,000 or 10% of our total revenues. No other customer accounted for 10% or more of our revenues in 2003. Approximately 1% of our 2003 total revenues came from Internet advertising.

         During 2002, our Japanese distributor accounted for $1,100,000 or 38% of our total revenues. No other customer accounted for 10% or more of our revenues in 2002. Our revenues recognized for eAnthology in 2002 totaled 56% of our total revenues. No single customer contributed more than 10% of our online software subscription revenue in 2002.

         Software development costs incurred for the years ended December 31, 2003 and 2002 were $3,392,282 and $2,474,316, respectively. None of such costs were borne directly by our customers.

FOREIGN OPERATIONS

         In 2003 and 2002, a significant portion of our foreign revenue was derived from our agreement with Sourcenext Corporation, our Japanese distributor. We granted it exclusive rights to reproduce and distribute localized versions of our products in Japan, in exchange for certain specified monthly payments, as well as additional payments due upon delivery of the products. This agreement was terminated in October 2003. See "Management's Discussion and Analysis - Liquidity and Capital Resources".

         Our revenue from non-U.S. clients other than our Japanese distributor has historically been a very small percentage of our total revenues. Although it had been growing slowly and steadily, for the year ended December 31, 2003, revenue from other foreign sources only accounted for slightly over 8% of our total revenue. We require payment in advance from all eAnthology subscribers, including those residing in foreign countries.

SUPPLIERS

         We depend on several suppliers with respect to our eAnthology service. Licensors of components that we have included or intend to include as part of eAnthology require licensing fees for the use of their software. We employ outside contractors who test the software we produce for adequate performance. We purchase internet advertising from third party suppliers in order to advertise eAnthology on the Internet. We purchase bandwidth from several Internet connectivity providers to handle the large volume of activity within our web pages. We also utilize contractors who furnish credit card processing services. In 2003 and 2002, none of these suppliers comprised 10% or more of our total expenses.

CREDIT CARD PROCESSING

         We depend on a small number of credit card processing firms to effectuate our receipt of approximately 98% of the revenues from our eAnthology service. For the first three quarters of 2002, we utilized only one processor to facilitate all of our credit card transactions. In the fourth quarter of 2002, we contracted with two additional credit card processors. As of December 31, 2003, we were utilizing five credit card processors. We have in several instances had our credit card processing capacity severely limited by banking and other financial institutions who perform these credit card processing services. Currently, we are attempting to establish relationships with additional credit card processing firms as well as alternate payment method processors, such as electronic check providers, to minimize any restriction on our ability to generate revenues from our eAnthology service.

TECHNOLOGY AND INFRASTRUCTURE

         We have developed an expandable, reliable and secure technology infrastructure to support our online services.

EXPANDABILITY

         Our technology is designed to support a large number of subscribers per month. In addition, we outsource server capacity and are able to handle changing traffic volumes easily. Although we believe our systems can currently easily accommodate a heavy volume of subscribers, our websites could encounter a variety of systems problems, especially if the number of our subscribers expands significantly. These systems problems could include failure of one or more of our current Internet service providers, failures in our outsourced servers, in-house hardware failures, or failure of software applications. If these problems occurred during a weekend, detection and correction could be delayed. Such problems could have a material adverse effect on our cash flows, financial position and operating results.

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

SECURITY

         We incorporate a variety of encryption techniques meant to protect the privacy of consumer information. We also employ a variety of automated fraud detection procedures to identify patterns of abuse and potential fraudulent use of our system. Our fraud detection systems can disable accounts in which fraud is suspected. In addition, the data center where our system is located provides physical and technical security management 24 hours per day, seven days per week.

         We currently accept credit card and other personal information from eAnthology users at our website. We could be subject to litigation and liability if third parties penetrated our network security or otherwise misappropriated our users' personal or credit card information. This liability could include claims for unauthorized purchases with credit card information, identity theft or other similar fraud claims. It could also include claims for other misuses of personal information, such as for unauthorized marketing purposes. The Federal Trade Commission and other federal and state agencies have performed investigations of various Internet companies in connection with their use of personal information. We could be subject to investigations and enforcement actions by these or other agencies.

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

         Our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions. We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches. We may be unable to prevent or remedy all security breaches. If any of these breaches occur, we could temporarily lose the ability to effectively maintain our web sites and services and as a result lose subscribers and revenue from our eAnthology subscription service.

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

GOVERNMENT REGULATION

         The United States Congress and the federal courts have adopted and interpreted, respectively, laws that require regulation of certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, jurisdiction and unsolicited electronic mail. We believe we are fully compliant with all such laws. In addition, there have been a number of initiatives, intended to supplement current advertising restrictions, pending in state legislatures that would prohibit or further restrict certain advertising, bundling of software that collects users' personal information, or sale of certain products and services on the Internet, which may have the effect of raising the cost of doing business generally on the Internet. There is currently an issue regarding the regulation and taxation of Internet telephony, with the Senate, FCC and other regulatory agencies discussing whether laws that allow law enforcement to tap into phone lines apply to voice-over IP communications. As of the date of this filing, no conclusion on this matter has been reached. The European Union has also enacted several directives relating to the Internet, a few of which address taxation of online commerce and privacy. Due to sales volume in the European Union, we soon may be required to collect value added tax on sales in the European Union, which will increase our cost of doing business there. In addition, federal, state, local and foreign governmental organizations are considering other legislative and regulatory proposals that would regulate the Internet. Increased regulation of the Internet may decrease growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition, and results of operations.

         Because our services are accessible worldwide, and we facilitate the sale of our services and products to users worldwide, other jurisdictions may claim that we are required to comply with their laws. The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so could subject us to additional taxes and penalties for the failure to qualify and could result in our inability to enforce contracts in such jurisdictions. Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, financial condition and results of operations

INTELLECTUAL PROPERTY

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

      The following table discloses the expiration schedule of our U.S. patents:

      Number of Patents                           Year of Expiration

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

         Additionally, no assurance can be given that the steps we have taken to protect our patents, copyrights, servicemarks, trademarks, trade dress, trade secrets and similar intellectual property have been sufficient for us to successfully defend against any future infringement claims that may arise, including patent infringement claims, by any third party. The loss of our ability to use any such intellectual property right could have a material adverse effect on us. Additionally, any such defense, whether successful or not, may cause us to incur significant expenses.

         We have registered a number of domain names, including eAcceleration.com, eAnthology.net, eAnthology.com, Veloz.com, homepageware.com, clicksales.com, downloadsales.com and signupsales.com. Domain names generally are regulated by Internet regulatory bodies. The regulation of domain names in the United States and in foreign countries is evolving. Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. The relationship between domain names and trademarks, service marks, and other intellectual property is still being defined. In 1999, the Uniform Domain Name Dispute Resolution Policy (UDRP) was adopted by the Internet Corporation for Assigned Names and Numbers (ICANN) to assist trademark owners in recovering domain names from alleged "cybersquatters," persons who register a domain name in which they have no rights and which is similar or identical to an existing trademark owned by the complainant. The UDRP outlines an arbitration process which can be resolved without a court appearance within a few months. The fee required for such arbitration generally is considerably less expensive than for a court proceeding. Another regulation which has emerged is the Anticybersquatting Consumer Protection Act (ACPA), a 1999 law that regulates "cyberpiracy." Cyberpiracy is defined as a "bad-faith intent to register, traffic in or use a domain name that is identical, similar to or dilutive of a registered trademark or other protected name or mark."
The ACPA awards damages to plaintiffs for up to $100,000 per domain name violation if the defendant is found guilty of cyberpiracy. Some trademark owners have been successful at prosecuting cybersquatters under this act.

         We may be required to obtain licenses from others to refine, develop, market and deliver new services. We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that rights granted by any licenses will be valid and enforceable.

         Although we have not historically emphasized our brand names, we expect that brand name strength may become increasingly important with respect to our eAnthology online subscription service and especially with respect to our Stop-Sign threat scanner. The reputation of our brand names is expected to depend on our ability to produce high-quality innovative software and services, and to provide a high-quality online experience for users visiting our websites or using our products. Negative experiences of users with our services, websites or software might result in publicity that could damage our reputation and diminish the strength of our brand names.

ENVIRONMENTAL ISSUES

         We are not aware of any environmental issues that might affect the business relating to the sale of eAnthology subscriptions, online advertising or software licensing. We are committed to abiding with all environmental regulations, including any regulations that may be promulgated by our community, by the State of Washington and by the federal government.

LITIGATION

         We have been named as a defendant in two purported class action lawsuits alleging deceptive Internet advertising practices. We settled the first of these lawsuits, in connection with which we have denied all of the plaintiffs' allegations. While we do not believe our advertisements were confusing, pursuant to the settlement, we have modified our Internet advertising to minimize the chances of any possible confusion on the part of end users. The second lawsuit was filed subsequently in California by Consumer Advocates Rights Enforcement Society, Inc. (CARES) and Patricia Cole. We believe this lawsuit is without merit, and we are defending vigorously against it.


EMPLOYEES

         As of December 31, 2003, we had a total of 83 employees of which 6 worked part time. Sixty-six employees worked in online services, five of which were part-time; five employees worked full-time in sales, none of whom were part-time; and twelve employees worked in operations and administration, one of which worked part time. In addition, as of December 31, 2003, we also utilized 19 temporary workers employed by a temporary staffing agency. These temporary workers covered staffing shortages primarily in our online services department. We employ temporary workers in our online services department on an as-needed basis. None of our employees are represented by unions, and we consider relations with our employees to be good. We expect to hire a significant number of additional employees to assist us with technical support, sales and product development.

RISK FACTORS

         IF MICROSOFT BUNDLES A FULLY-FUNCTIONAL ANTI-VIRUS PRODUCT WITH THE WINDOWS OPERATING SYSTEM IN THE FUTURE, OR MAKES AN ANTI-VIRUS PROGRAM AVAILABLE FOR FREE TO WINDOWS CUSTOMERS, OR BEGINS TO BUNDLE ANTI-VIRUS PRODUCTS WITH WINDOWS ON NEW COMPUTERS, OUR BUSINESS WOULD SUFFER.

         If Microsoft Corporation decides to incorporate a fully-functional anti-virus program into its Windows home and business versions or makes such a product available for free to new or existing customers, this would be expected to have a material adverse effect on our sales, our business, our cash flows and our results of operations.

         IF THE LEVEL OF VIRUS OUTBREAKS DROPS SIGNIFICANTLY, DEMAND FOR OUR FLAGSHIP PROGRAM WOULD DECREASE.

         If the writers of viruses worldwide were to stop or significantly reduce writing or disseminating these programs, demand for our flagship Stop-Sign service would plummet, and it would have an adverse effect on our cash flows, financial position and results of operations.

         IF THE PRICES OF SEARCH ENGINE ADVERTISING INCREASE SIGNIFICANTLY, OUR COSTS OF DOING BUSINESS COULD DOUBLE OR TRIPLE.

         The search engine advertising market is highly competitive, and companies wishing to use this medium for advertising must bid on the ranking they wish to obtain. If the costs of purchasing advertising space on Internet search engine pages increases significantly, this could cause our advertising costs to correspondingly increase, and it could have a material adverse effect on our cash flows, financial position, and results of operations.

         WE MAY LOSE A SIGNIFICANT PORTION OF OUR REVENUES DUE TO ERRONEOUS CLAIMS BY SOME, INCLUDING SEVERAL SPYWARE-REMOVAL COMPANIES, THAT OUR SOFTWARE IS SPYWARE.

         Our software has been erroneously labeled by some third-party spyware-removal companies as spyware, which is a type of software that secretly forwards information about a computer user's online activities to others without the user's knowledge or consent. These spyware-removal companies and their related products could remove our software from our users' computers, which could cause us to lose a material portion of our revenues and thus could have a material adverse effect on our financial position, results of operations and cash flows. Although we are actively engaged in challenging this false allegation and taking all actions we believe necessary to defend our reputation, we cannot provide any assurance we will be successful in doing so. Further, challenging these claims may result in litigation, which could give rise to the risks described below under this "Risk Factors" section in connection with potential litigation.

         WE ARE DEPENDENT ON THE PROCESSING OF CREDIT CARD TRANSACTIONS IN CONNECTION WITH OUR EANTHOLOGY SUBSCRIPTION SERVICE, AND ANY SIGNIFICANT INTERRUPTION IN THE PROCESSING OF OUR CREDIT CARD TRANSACTIONS WOULD HAVE SERIOUS ADVERSE EFFECTS ON US.

         The success of our eAnthology online subscription service, and our business as a whole, is dependent on our ability to sell subscriptions over the Internet to consumers. Approximately 98% of our sales of eAnthology subscriptions, which constituted 89% of our revenues in 2003, are realized through credit card sales. In 2003, we utilized multiple merchant banks or processors to facilitate all of our credit card transactions. Although we have contracted with several providers of these services, any failure on the part of these providers to successfully process our credit card transactions in sufficient volume could restrict our ability to sell our services, which would have a material adverse effect on our cash flows, financial position and results of operations.

         IF WE GROW VERY RAPIDLY, WE MAY BE UNABLE TO FIND ADEQUATE OFFICE SPACE IN THE COUNTY WHERE WE ARE CURRENTLY LOCATED, AND MAY BE FORCED TO RELOCATE TO ANOTHER CITY, WHICH WOULD PRESENT A HARDSHIP TO US AND OUR EMPLOYEES.

         The performance of our products and sales volumes will dictate the rate of growth, if any, we will undergo in the future. If our sales continue to increase at current rates, we expect to need to hire a significant number of additional employees to meet the demand for online subscriptions. We intend to recruit personnel from all around the Puget Sound region to meet this expected demand. We are located in rural Kitsap County, and the availability of suitable office space is limited. If we cannot find sufficient office space in Kitsap County to accommodate our operations as growth, if any, occurs, we may be forced to relocate to other parts in the Puget Sound area in order to find adequate office space to meet the growth in demand of our online subscriptions. Any relocation of this magnitude would cause a significant disruption of our operations, and could have a material adverse effect on our cash flows, financial condition and results of operations.

         OUR EANTHOLOGY ONLINE SUBSCRIBER BASE MAY PROVIDE INSUFFICIENT CASH FLOW TO KEEP US IN BUSINESS.

         We are developing a subscriber base for our eAnthology subscription service as the primary means of distributing our online software service. There is no assurance that we will be successful in marketing or distributing this service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate enough positive cash flow to enable us to continue in business.

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

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of December 31, 2003, we had a working capital deficit of $(3,522,527). Since November 2001, one of our principal stockholders has loaned us an aggregate of $394,016, net of repayments, to meet current operating expenses under several long-term notes and has made a capital contribution of $40,000. If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our principal stockholders will be available when needed. We are also considering seeking additional financing through one or more equity or convertible securities offerings, or debt offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms at a time when this is needed, we could experience an adverse effect on our cash flow, financial position, and results of operations.

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

         WE HAVE INCURRED LOSSES IN PREVIOUS YEARS, AND THERE IS NO ASSURANCE THAT WE WILL RECOVER THE DEFICIT IN CAPITAL.

         We were unprofitable during the three years ended December 31, 2002, and it is possible we may incur operating losses in the future, even though in 2003, we had net income of $13,553. No assurance can be given that we will remain profitable.

         WE MAY BE SUBJECT TO POTENTIAL LITIGATION.

         We may be subjected to claims for inappropriate advertising, defamation, negligence, copyright or trademark infringement and various other claims relating to the nature and content of materials we publish on the Internet, and on our websites. These types of claims have been brought, sometimes successfully, against online services in the past. Any litigation arising from these claims would likely result in substantial costs and diversion of resources and management attention, and an unsuccessful defense to one or more such claims, such as the recent class action lawsuits brought against us, could result in material damages. We have no insurance coverage for these types of claims.

         We have been named as a defendant in two purported class action lawsuits alleging deceptive Internet advertising practices. We settled the first of these lawsuits, in connection with which we have denied all of the plaintiffs' allegations. While we do not believe our advertisements were confusing, pursuant to the settlement, we have modified our Internet advertising to minimize the chances of any possible confusion on the part of end users. The second lawsuit was filed subsequently in California by Consumer Advocates Rights Enforcement Society, Inc. (CARES) and Patricia Cole. We believe this lawsuit is without merit, and we are defending vigorously against it.


ITEM 2.  DESCRIPTION OF PROPERTY.

         We currently occupy two facilities totaling approximately 11,758 square feet in Poulsbo, Washington under two leases with terms that expire in January 2007. The leases require aggregate monthly payments of $11,860. The payments under each lease increase by $80 and $250 in February 2005 and 2006, respectively. In addition, we expect to enter into three additional leases for a total of 5,835 square feet in Poulsbo, Washington. We expect the leases to require aggregate monthly payments of $4,126.50, and we expect two of the leases to have a one-year term, commencing on April 1, 2004 and May 1, 2004, and the third lease to have a three-year term with an option to extend for one year, commencing on April 1, 2004. Due to anticipated increased space requirements resulting from personnel increases, we are also currently negotiating leases for additional locations.

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


ITEM 3.  LEGAL PROCEEDINGS.

         In October 2003, we entered into a Settlement Agreement and Release with the parties in the lawsuit captioned Brent Briggs, Danny Bain and Randall Daley, individually and on behalf of all others similarly situated v. eAcceleration Corp., Acceleration Software International Corporation, Clinton L. Ballard, Diana Ballard and John Does A-L. The settlement was approved by the Kitsap County Superior Court, where the case was filed, on November 21, 2003. In the settlement agreement, our company and our principals denied all plaintiffs' allegations. Under the settlement agreement, we have agreed to modify our Internet advertising to minimize the chances of any possible confusion on the part of users; we have agreed to make a small monetary contribution to the Berkman Center for Internet and Society, an independent non-profit institution; and we have agreed to pay plaintiffs' attorneys' fees and costs. We have recorded a liability and a corresponding expense of approximately $92,000 for the estimated aggregate amount of settlement payments.

         On December 15, 2003, a class action lawsuit entitled Consumer Advocates Rights Enforcement Society (CARES), for itself and others similarly situated, and Patricia Cole, for herself and all others similarly situated v. eAcceleration Corp., a Delaware corporation, d/b/a Veloz.com, also d/b/a Stop-Sign.com; Acceleration Software International Corporation, a Washington corporation, Clint Ballard and Diana Ballard, Doubleclick, Inc., a Delaware corporation and Does 1-50 inclusive, was commenced in the Superior Court of the State of California, County of San Joaquin-Stockton Branch. The complaint alleges that through the use of certain advertising banners for our products on the Internet, we have engaged in deceptive business practices and fraud and are liable for public and private nuisance. The complaint seeks injunctive relief, disgorgement of profits, damages of $100,000, or such other amount as the court deems appropriate, as well as attorneys' fees and costs. We believe that this lawsuit is without merit and we intend to vigorously defend against the allegations in the complaint. Accordingly, we believe that this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows; however, because the litigation process is inherently uncertain, it is possible that resolution of this case, or any future litigation, as well as our legal costs in defending ourselves, may adversely affect us.

         On March 24, 2003, we paid $9,500 to settle a lawsuit brought against us by Engage, Inc., an advertising vendor, for the payment of outstanding invoices. The complaint filed by Engage had alleged that we owed Engage $34,955.

         We are periodically subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

         MARKET INFORMATION

         As of March 1, 2004, we have 34,745,800 outstanding shares of common stock owned of record by 131 stockholders. There is no public market for our common stock.

         RECENT SALES OF UNREGISTERED SECURITIES

         During the period from 2001 through 2003, we did not sell any of our securities without registration under the Securities Act. In addition, we did not repurchase any of our common stock during the quarter ended December 31, 2003.

         From January through August 2002 we made payments to Clinton L. Ballard and Diana T. Ballard in the amount of $12,276 in connection with S-Corporation distributions. No S-Corporation distributions have been made subsequently. In addition, since we have become a C-Corporation, we have not declared or paid any dividends.


                      EQUITY COMPENSATION PLAN INFORMATION
                      ------------------------------------

         The following table sets forth certain information as of the end of our most recently completed fiscal year.

                                         Number of securities      Weighted average      Number of securities
                                           to be issued upon        exercise price       remaining available
                                        exercise of outstanding     of outstanding       for issuance under
                                           options, warrants           options               equity plan
                                        ----------------------    ------------------    --------------------
Equity compensation
plans approved by
security holders (1)                         997,500 (2)                  $0.34             8,556,700 (2)
------------

(1) Includes our 2002 Equity Incentive Plan and the 1999 Amended and Restated Stock Incentive Plan of Acceleration Software International Corporation, our wholly-owned subsidiary.

(2) Excludes 445,800 shares issued under our 2002 Equity Incentive Plan as of December 31, 2003.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS.

MANAGEMENT OVERVIEW

         We are a provider and licensor of proprietary and open-source software and related services that are distributed primarily through the Internet. Our primary focus is developing a subscriber base for our "eAnthology" online subscription service as the leading means of distributing our internally-produced software.

         eAnthology is an online subscription service that provides a myriad of computer applications to consumers. It is composed of many different applications, including our own software product line. All components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. Our threat-remover and protection system was initially developed in 2002, and alerts users to the presence of not only viruses, but also spyware, malware, (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm) and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e-mail such file to a remote recipient). We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats. eAnthology is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our users change. We endeavor to constantly respond to the needs of the consumer market, and eAnthology is designed to meet those needs.

         Historically, we also licensed localized versions of our individual software products for distribution in Japan. Under the terms of our distribution agreement with our Japanese distributor, which terminated on October 29, 2003, we granted our distributor an unlimited license to sell our software titles (except eAnthology) in Japan. This did not materially affect our operations involved in offering software through our websites or elsewhere on the Internet as part of a subscription, because the distributor's license only applied to localized, Japanese versions of the software, and not the English language versions which are available on our websites or elsewhere on the Internet.

         We believe that the losses referred to below are principally attributable to the magnitude of expenses associated with growing our eAnthology online subscription service and our deferral of recognition of a substantial portion of our eAnthology online subscription revenues without a corresponding deferral of expenses. We have focused our efforts on increasing revenues from our eAnthology online subscription service, which requires large expenditures in advertising in order to increase sales volumes, as well as increases in the number of customer service and technical support personnel to handle the corresponding increase in customer requests that is directly proportional to the increase in sales. Advertising costs and payroll costs, which constitute our two largest variable expense categories, are not deferrable under current generally accepted accounting principles in the US. While our operating cash flow, as well as overall cash flow, has improved significantly due to increased sales of our eAnthology online subscription service, there can be no assurance that we will recognize sufficient revenues from this service to compensate for the loss of our Japanese distribution revenue, to cover our increasing costs of advertising and payroll expenditures, or to recover from our previous losses; nor is there any assurance that we will not incur losses in the future. Losses may recur, as we are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, while we are required to recognize all expenses related to the online subscriptions in the period such expenses are incurred.

CRITICAL ACCOUNTING POLICIES

         Management's discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these audited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of these unaudited financial statements relate to revenue recognition and returns and allowances relating to online subscriptions, and revenue recognition relating to the distribution of our software products in Japan.

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

         Beginning in April 2002, we revised our refund policy to consist of a 7 day right of refund on monthly or quarterly subscriptions and a 14 day right of refund on annual subscriptions. In 2003, the refund period became 7 days regardless of subscription length because of our monthly renewal policy on all subscriptions. Accordingly, we now defer online subscription revenue and recognize such revenue on a straight-line basis monthly over the life of the user's subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain, in accordance with SOP 97-2. In addition, accounting standards require us to estimate the amount of future returns and create a reserve for such returns at the time the sale is made. Accordingly, we have developed an estimate utilizing a weighted average ratio of returns based on our actual historical experience. Such a ratio is applied to current period sales to develop the required reserve. All revenue not yet recognized from sales is deferred until future periods. We believe our revenue recognition practices for subscription revenues are in accordance with SFAS No. 48 and SOP 97-2.

REVENUE RECOGNITION RELATING TO THE DISTRIBUTION OF OUR SOFTWARE PRODUCTS IN
JAPAN

         Under our terminated distribution agreement with Sourcenext Corporation, our former Japanese distributor, we received monthly payments of $150,000 for each of June, July and August 2002, and received $50,000 per month thereafter. The payments under the agreement were made net of a 10% Japanese withholding tax. SOP 97-2 required revenue on this contract to be allocated to the PCS and the upgrades based on the vendor-specific objective evidence of fair value estimated by management. Management estimated the value of PCS services to be equal to the amount of the $50,000 fixed monthly payments, which were recognized ratably over the life of the contract. The aggregate $300,000 difference between the amount of fixed payments and the larger initial payments was deferred and was recognized when the contract terminated in the fourth quarter of fiscal 2003.

RESULTS OF OPERATIONS FOR THE FISCAL YEARS ENDED DECEMBER 31, 2003 AND 2002

REVENUES

         Our revenues increased $4,922,376, or 171%, from $2,876,241 in 2002 to $7,798,617 in 2003, primarily due to an increase in online subscription services revenue of $5,353,190, or 333%, to $6,960,349 in 2003 from $1,607,159 recognized in 2002. This increase was primarily due to a larger advertising campaign and the outbreak of computer viruses such as MS Blast and its successors in August 2003. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," and SOP No. 97-2, "Software Revenue Recognition," we recognized $5,472,784 of revenue, excluding returns, and deferred $3,068,562 of subscription revenue on eAnthology subscriptions, for sales made during 2003. We recognized $2,133,299 of eAnthology revenue in 2003 that had been deferred in 2002. We also accrued an estimate of returns and allowances for the current period sales of $645,902, which is netted against revenue for presentation, and had other minor revenue adjustments totaling $168. The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Revenues from software licensing decreased by $300,000 or 27% to $800,000 in 2003 as compared to $1,100,000 in 2002. This contract was terminated effective October 29, 2003.

COST OF REVENUES

         Our cost of eAnthology subscription revenues increased $2,398,477, or 148%, from $1,617,142 in 2002 to $4,015,619 in 2003. The increase in costs correlates with the increases in sales of eAnthology subscriptions. Due to the higher volumes of subscription sales in 2003, credit card processing costs have increased, personnel costs have increased as we have hired more customer service personnel to handle a growing number of customer requests, and outside services costs have increased as a result of increased outsourcing of software testing.

         Our cost of software licensing revenues decreased by $870,051, or 55%, from $1,575,133 in 2002 to $705,082 in 2003, primarily due to a decrease in the amount of personnel and resources assigned to Sourcenext projects in light of the termination of our distribution agreement with Sourcenext.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling expenses in 2003 increased $1,029,022 or 111%, from $925,382 in 2002 to $1,954,404 in 2003. This increase is primarily due to additional advertising purchased to promote our eAnthology subscription service in the aftermath of the August 2003 computer virus outbreak; to the purchase of television advertising in selected U.S. markets in the fourth quarter of 2003; and to the creation of a team of dedicated sales personnel late in the fourth quarter of 2003.

         General and administrative expenses in 2003 increased $122,532, or 13%, from $975,948 in 2002 to $1,098,480 in 2003. This increase is due primarily to hiring of additional personnel and to legal costs relating to two lawsuits filed against us in 2003.

         In October 2003, we entered into a Settlement Agreement and Release with the parties in the lawsuit captioned Brent Briggs, Danny Bain and Randall Daley, individually and on behalf of all others similarly situated v. eAcceleration Corp., Acceleration Software International Corporation, Clinton L. Ballard, Diana Ballard and John Does A-L. The settlement was approved by the Kitsap County Superior Court, where the case was filed, on November 21, 2003. In the settlement agreement, our company and our principals denied all plaintiffs' allegations. Under the settlement agreement, we have agreed to modify our Internet advertising to minimize the chances of any possible confusion on the part of users; we have agreed to make a small monetary contribution to the Berkman Center for Internet and Society, an independent non-profit institution; and we have agreed to pay plaintiffs' attorneys' fees and costs. We have recorded a liability and a corresponding expense of approximately $92,000 for the estimated aggregate amount of settlement payments.

LIQUIDITY AND CAPITAL RESOURCES

         For our fiscal year ended December 31, 2003, we had net income of $13,553. However, we experienced net losses during the three years ended December 31, 2002. As of December 31, 2003, we had cash of $496,436, an accumulated deficit of $(4,029,734), and a working capital deficit of $(3,522,527). Throughout 2002 and 2003, however, we generated sufficient cash flows from operations to support our business. Operating cash flows increased from $160,775 in 2002 to $582,188 in 2003. The increase in cash flow is primarily due to increases in sales of our online software subscriptions.

         Our liquidity is affected significantly by our cash flow, and advertising costs and payroll costs, which constitute our two largest variable expense categories, are not deferrable under current generally accepted accounting principles in the U.S. While our operating cash flow, as well as overall cash flow, has improved significantly due to increased sales of our eAnthology online subscription service, there can be no assurance that we will recognize sufficient revenues from this service to compensate for the loss of our Japanese distribution revenue, to cover our increasing costs of advertising and payroll expenditures, or to recover from our previous losses; nor is there any assurance that we will not incur losses in the future. Losses may recur, as we are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, while we are required to recognize all expenses related to the online subscriptions in the period such expenses are incurred.

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         We paid a total of $289,850 in December 2003 to repay in full both notes owed to a local bank. The short-term note payable had a principal balance of $266,335 at the time of repayment, and the long-term note callable by creditor had a principal balance of $21,871 at the time of repayment. A total of $1,644 of interest was paid to satisfy both notes. We utilized the balance outstanding on the certificate of deposit of $156,959, which was collateralizing the short-term note payable, and cash from operations in the amount of $132,891, to repay these notes.

         The success of our online subscription service is highly dependent on our ability to sell the service to subscribers via the Internet. Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer's credit card information and processes the sale electronically. One of our merchant banks terminated its services to us effective March 31, 2003 and as of December 31, 2003 held approximately $50,000 of our funds as a reserve for possible customer chargebacks. Seven additional merchant banks also hold an aggregate of approximately $307,000 of our funds in similar reserves as of December 31, 2003, none of which has been returned as of the date of this filing. Accordingly, $357,000, or 42% of our potentially available cash balance, is being withheld by our credit card processors. The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated; however, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks. We currently contract with several processors, and are continuing to negotiate with additional merchant banks and alternate payment method providers to further diversify our risk associated with being overly dependent on a small number of providers of these services. Some of these merchant banks or alternate service providers may require reserves and/or may limit the dollar amount of transactions that they process for us per month. We expect that the extent of the reserves required and/or amounts of processing limits, as well as the number of providers we are able to contract with, likely will have a direct effect on our financial position, results of operations and cash flow.

STOCK BONUSES

         In November 2003, we issued an aggregate of 258,300 shares of our common stock to employees and non-employees in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares available under the 2002 Plan is 5,000,000. We recorded $10,332 of estimated compensation expense in connection with these issuances. The board of directors determined the fair value of our common stock, based on an independent appraisal, to be $0.04 per share at the time of issuance of these shares.

INCOME TAXES AND S-CORPORATION STATUS

         We utilize the liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences, which are based on differences occurring between GAAP financial and tax financial results. We recorded an income tax benefit of $160,420, net of foreign taxes paid of $50,000, and U.S. income taxes paid on 2002 earnings of $15,103.

         At present, the State of Washington does not impose income taxes on corporations, but it does impose a business and occupation tax on corporations conducting business in the State of Washington.

INFLATION

         We believe that inflation has generally not had a material impact on our operations.

OFF-BALANCE SHEET ARRANGEMENTS

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

                                                                            Page
                                                                            ----

Independent Auditors' Report.......................................          F-3
Consolidated Balance Sheet as of December 31, 2003.................          F-4

Consolidated Statements of Operations for the years
   ended December 31, 2003 and 2002................................          F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the
    years ended December 31, 2003 and 2002.........................          F-6

Consolidated Statements of Cash Flows for the years
   ended December 31, 2003 and 2002................................          F-7

Notes to Consolidated Financial Statements.........................  F-8 to F-17

--------------
* Page F-1 follows page 31 to this Annual Report on Form 10-KSB.

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

         (b) On December 4, 2002, we engaged Peterson Sullivan P.L.L.C. to serve as our independent auditors. During the years ended December 31, 2001 and 2000 and the interim periods of the year ending December 31, 2002 preceding our engagement of Peterson Sullivan P.L.L.C., neither we nor anyone acting on our behalf consulted with Peterson Sullivan regarding (a) either the application of any accounting principles to a specific transaction undertaken by us, either completed or proposed, or the type of audit opinion that might be rendered by Peterson Sullivan P.L.L.C. on our financial statements; or (b) any matter that was either the subject of a disagreement with McKennon, Wilson & Morgan LLP or a reportable event with respect to McKennon, Wilson & Morgan LLP.

ITEM 8A.  CONTROLS AND PROCEDURES

         We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of December 31, 2003 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS AND EXECUTIVE OFFICERS

         The following persons are our current executive officers and directors:

Name                       Age                Position
----                       ---                --------

Clinton L. Ballard         41    president, chief executive officer and director

Diana T. Ballard           46    chairman of the board, secretary and treasurer

E. Edward Ahrens           56    chief financial officer

Edward P. Swain, Jr.       68    director

William E. Hoke            64    director


         Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

         CLINTON L. BALLARD is our president and chief executive officer, having served as chief executive officer, president, or in other senior officer capacities since our inception. Mr. Ballard received a B.S. in mathematics from the California Institute of Technology in 1984.

         DIANA T. BALLARD is our chairman of the board, secretary and treasurer, having served as chairman of the board as well as in other senior officer capacities, including president, since our inception. Mrs. Ballard is the wife of Clinton L. Ballard.

         E. EDWARD AHRENS has been our chief financial officer since February 2000. Mr. Ahrens was self-employed as a certified public accountant from October 1993 through September 30, 2002, and in that capacity was our regular accountant, providing accounting and controller functions to us since 1995. Mr. Ahrens sold his practice on September 30, 2002 and became a full time employee as of November 1, 2002. Mr. Ahrens received a Bachelor of Business Administration - banking and finance, from the University of North Texas in 1971.

         EDWARD P. SWAIN, JR. has been a director since August 2000 and served as consultant to us from September 1999 through August 2000. Mr Swain is currently self-employed as a consultant and as Asset Manager for Shawnee Investments, Inc., Shawnee-on-Delaware, PA. He served as president and chief executive officer of P T Holdings Corporation from January 1992 to February 2002. From January 1992 through December 1997, he also served as president, chief executive officer and director of Port Townsend Paper Corporation, as well as chairman of the board of that company from December 1997 to December 1998. Mr. Swain was appointed chairman of the nominating and governance committee of Fibermark, Inc., where he is also a director. Mr. Swain is also a member of the board of trustees and member of the executive committee of the Museum of Flight in Seattle, Washington. Mr. Swain received a B.A. from Williams College in 1957 and a LLB from Harvard Law School in 1964.

         WILLIAM E. HOKE has been a director since August 2000. Mr. Hoke has been self-employed from January 1996 through the present, serving as president of Hoke Consulting. Mr. Hoke's firm on occasion provides us with advertising and public relations services.

         Our future success depends to a significant extent on the efforts and abilities of our senior management, particularly Clinton L. Ballard, our president and chief executive officer, and other key employees, including our technical and sales personnel. The loss of the services of any of these individuals could harm our business. We may be unable to attract, motivate and retain other key employees in the future. We are the beneficiary of a "key person" term life insurance policy in the amount of $2,000,000 on the life of Clinton L. Ballard, our president and chief executive officer.

         Our board of directors is elected annually by our stockholders. Edward
P. Swain, Jr. and William E. Hoke have served as our non-employee directors since August 2000. Our non-employee directors began receiving payments of $500 per meeting in 2002, in addition to reimbursement of expenses related to meeting attendance. Their director fees were changed to $600 per meeting in 2003. Members of the board of directors are also eligible to participate in our 2002 equity incentive plan.

         Edward P. Swain, Jr. and William E. Hoke serve as members of our audit committee. The audit committee is responsible for overseeing our management's conduct in the financial reporting process, including reviews of our annual, quarterly and other financial reports and our systems of internal accounting, bookkeeping, and financial controls. The audit committee is responsible for pre-approving any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors' independence, in accordance with our related policies and procedures. The audit committee is also responsible for engaging and dismissing our independent certified public accountants. In discharging its oversight role, the audit committee is empowered to meet and discuss with our management and independent auditors the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of our financial reports. Our board of directors has determined that (1) no members of the audit committee currently meet the definition of "audit committee financial expert," as defined under Item 401(e) of Regulation S-B of the Securities Exchange Act of 1934, and
(2) our audit committee members are "independent directors," as defined by the Nasdaq Marketplace Rule 4200(a)(14) and the Sarbanes-Oxley Act of 2002.
Although we continue to search for a financial expert to serve on our audit committee, we have not found a suitable candidate to date in our geographic area. We believe that the current members of our audit committee provide an acceptable level of business and financial experience and expertise.

         We currently have no compensation committee or nominating committee, the functions of which are performed by our board of directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Based solely upon a review of Forms 3, 4 and 5 and amendments to these forms furnished to us, together with written representations received by us from applicable parties that no Form 5 was required to be filed by such parties, all parties subject to the reporting requirements of Section 16(a) of the Exchange Act filed all such required reports during and with respect to our 2003 fiscal year, except that, due to clerical errors, (a) E. Edward Ahrens failed to timely file a Form 4 with respect to our grant to him of shares of our common stock under our 2002 Equity Incentive Plan and (b) Teresa D. Potasiak failed to timely file a Form 3 with respect to her appointment as independent voting trustee of the Ballard Family Trust, as described in footnote 1 under "Security Ownership of Certain Beneficial Owners and Management."

CODE OF ETHICS

         We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions, of our company. We have filed a copy of our Code of Ethics as Exhibit 14 to this Form 10-KSB, and our Code of Ethics is publicly available on our website at www.eacceleration.com/stockholders.php. In addition, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us at eAcceleration Corp, Attn: Investor Relations, 1050 NE Hostmark Street, Suite 100B, Poulsbo, WA 98370 USA.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following summary compensation table sets forth, for the three years ended December 31, 2003, the cash and other compensation paid to Clinton
L. Ballard, our president and chief executive officer, and Diana T. Ballard, our chairman of the board, secretary and treasurer. No other individual served as an executive officer of our company during 2003 whose total compensation, for services rendered during 2003, was $100,000 or more.

                                                          SUMMARY COMPENSATION TABLE
                               -----------------------------------------------------------------------------------
                                                                                                     Long-Term
                                                                                                    Compensation
                                                    Annual Compensation                                Payouts
                               ---------------------------------------------------------------    ----------------
Name and                       Fiscal           Base                             Other Annual        All Other
principal position              Year           Salary             Bonus          Compensation      Compensation
------------------             ------     ----------------   ---------------  ----------------    ----------------
Clinton L. Ballard             2003       $   108,000  (1)   $   22,552  (2)  $      0            $     6,103  (4)
  President and chief          2002           104,000           100,000  (2)        6,138  (3)           0
  executive officer            2001           104,000           150,000  (2)        6,201  (3)          1,718  (4)

Diana T. Ballard               2003       $   108,000  (1)   $   22,421  (2)  $      0            $     5,123  (4)
  Chairman of the board        2002           104,000              0                6,138  (3)           0
  secretary and treasurer      2001           104,000              0                6,201  (3)           0

------------

(1) Each of Mr. and Mrs. Ballard received an additional $4,000 of salary in 2003 given our decision to pay employees on Wednesday, December 31, 2003 instead of Friday, January 2, 2004 in connection with the holiday season.

(2) Mr. and Mrs. Ballard's bonuses in 2003 represented cash bonuses pursuant to their respective employment agreements. Bonuses listed in 2002 and 2001 for Mr. Ballard represented cash bonuses approved by our board of directors.

(3) Other Annual Compensation for each period represented S-corporation distributions.

(4) All Other Compensation consists of (a) premiums with respect to life insurance policies that we paid on behalf of Mr. Ballard in the amounts of $980 and $1,718 for 2003 and 2001, respectively, in connection with a life insurance policy for which we and Mrs. Ballard are beneficiaries, and (b) the estimated proportionate value of certain of our computer equipment and other company assets that Mr. and Mrs. Ballard used on a personal basis in 2003.

         The value of all perquisites provided to either of Mr. or Mrs. Ballard did not exceed the lesser of $50,000 or 10% of his or her salary and bonus.

STOCK OPTION GRANTS IN 2003

     The following table sets forth:
     o the number of shares underlying options granted during 2003 to the named executive officers and E. Edward Ahrens, our chief financial officer, whose information we have provided voluntarily
     o the percentage that the option grant represents of the total number of options granted to all of our employees during 2003,
     o   the per share exercise price of each such option, and
     o   the expiration date of each such option.

                                            NUMBER OF SHARES      PERCENTAGE OF TOTAL
                                           UNDERLYING OPTIONS      OPTIONS GRANTED TO      EXERCISE       EXPIRATION
NAME                                      GRANTED DURING 2003      EMPLOYEES IN 2003         PRICE            DATE
----                                      -------------------     --------------------    ------------   --------------
Clinton L. Ballard.............                    0                      -                     -              -
Diana T. Ballard...............                    0                      -                     -              -
E. Edward Ahrens...............                    0                      -                     -              -

AGGREGATE OPTION EXERCISES IN 2003 AND YEAR-END OPTION VALUES

         Set forth in the table below is information, with respect to the named executive officers and E. Edward Ahrens, our Chief Financial Officer, whose information we have provided voluntarily, as to:

         o the total number of unexercised options held on December 31, 2003, separately identified between those exercisable and those not exercisable as of such date, and
         o the aggregate value of in-the-money, unexercised options held on December 31, 2003, separately identified between those exercisable and those not exercisable.

                                                   NUMBER OF                           VALUE OF UNEXERCISED
                                              UNEXERCISED OPTIONS                       IN-THE-MONEY OPTIONS
                                              AT DECEMBER 31, 2003                      AT DECEMBER 31, 2003
                                   --------------------------------------       -----------------------------------
NAME                               EXERCISABLE              UNEXERCISABLE       EXERCISABLE           UNEXERCISABLE
----                               -----------              -------------       -----------           -------------
Clinton L. Ballard...............       0                          0                 0                      0
Diana T. Ballard.................       0                          0                 0                      0
E. Edward Ahrens.................   4,000                     36,000                 0                      0

         Neither of our named executive officers nor E. Edward Ahrens exercised any options during 2003. The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate fair market value price of the shares underlying the options as of December 31, 2003, which the board of directors had determined most recently to be $0.04 per share.

LONG-TERM INCENTIVE PLANS - AWARDS IN LAST FISCAL YEAR

         Set forth in the table below is information, with respect to the named executive officers and E. Edward Ahrens, our Chief Financial Officer, whose information we have provided voluntarily, as to:

         o  the total number of options or shares granted in 2003;
         o  the maturation or payout schedule of those options issued, and
         o  the exercise or target price for those options.

                                                                  Performance or other
                              Number of shares, units            period until maturation
Name                              or other rights                        or payout               Target
----                       ------------------------------     -------------------------------    ------
Clinton L. Ballard                      0                                   0                      0
Diana T. Ballard                        0                                   0                      0
E. Edward Ahrens                    7,000 shares                            n/a                    n/a

         In accordance with the 2002 Equity Incentive Plan, these stock bonuses were granted to the employee based on performance and are registered under our Form S-8.

EMPLOYMENT AGREEMENTS

         We have entered into employment agreements with each of Clinton L. Ballard and Diana T. Ballard, each for a five-year term commencing January 1, 2003, which extends annually thereafter unless we or such person provides 60 days' notice of termination. The employment agreement with Clinton L. Ballard, as amended, provides for him to serve as the president, chief executive officer and a director, and provides for an annual base salary of $104,000 and a bonus of 2.5% of our cash flow with respect to fiscal years during the term of the agreement. Pursuant to Amendment No. 3 to this agreement dated as of November 10, 2003, for purposes of the Agreement, "cash flow" means, for the period for which the bonus is being calculated, an amount equal to the net income of the Company as calculated in accordance with United States generally accepted accounting principles, before taxes, depreciation, amortization, and extraordinary items, plus (a) an amount equal to our non-cash expenses less our non-cash gains or income (other than those removed from the calculation of net income as set forth above), plus (b) an amount equal to our deferred revenues less our deferred expenses, in each case as reflected on our statement of cash flows with respect to operating activities. The employment agreement with Diana
T. Ballard, as amended, provides for her to serve as the chairman of the board, provides for an annual base salary of $104,000 and provides for a bonus of 2.5% of our cash flow (as defined above) with respect to fiscal years during the term of the agreement.

         Each of these agreements contains restrictions on the employee engaging in competition with us for the term of the employment agreement and for one year after the term, and provisions protecting our proprietary rights and information. Each agreement also provides for the payment to the employee of a lump sum equal to three times the average of the employee's annual compensation for the prior five years, less $1.00, upon his or her termination in the event of a "change in control" of eAcceleration, which is defined in the agreements to mean any of the following:

          o a change in control as defined in Rule 12b-2 under the Securities Exchange Act of 1934;

          o a person, as such term is defined in Sections 13(d) and 14(d) of the Exchange Act, other than a current director or officer of eAcceleration becoming the beneficial owner, directly or indirectly, of 20% of the voting power of our outstanding securities; or

         o the members of our board of directors at the beginning of any two-year period ceasing to constitute at least a majority of the board of directors unless the election of any new director during such period has been approved in advance by two-thirds of the directors in office at the beginning of such two-year period.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth the beneficial ownership of our common stock as of March 1, 2004 of:

         o each person known by us to beneficially own 5% or more of the shares of outstanding common stock;

         o  each of our executive officers and directors; and

         o  all of our executive officers and directors as a group.

Except as otherwise indicated:

         o all shares are beneficially owned, and investment and voting power is held, by the persons named as owners; and

         o the address for each beneficial owner listed on the following table is eAcceleration Corp., 1050 NE Hostmark Street, Suite 100B, Poulsbo, Washington 98370

                                            Amount of
        Name of                            common stock                Percentage ownership
   beneficial owner                      beneficially owned               of common stock
----------------------                 ---------------------          -----------------------
Clinton L. Ballard                        34,300,000   (1)                    98.7 %
Diana T. Ballard                          34,300,000   (1)                    98.7 %
Teresa D. Potasiak                         7,500,000   (1)                    21.6 %
E. Edward Ahrens                               9,000                               *
Edward P. Swain, Jr.                          10,000                               *
William E. Hoke                               10,000                               *
All officers and directors
as a group (5 persons)                    34,329,000                           98.8%
------------------
* Less than one percent

         (1) The shares beneficially owned by Clinton L. Ballard include the shares owned by his wife, Diana T. Ballard, and the shares beneficially owned by Diana T. Ballard include the shares owned by Clinton L. Ballard. The shares beneficially owned by Clinton L. Ballard and Diana T. Ballard include an aggregate of 880,000 shares owned of record by the minor children of Clint and Diana Ballard, as well as an aggregate of 23,500,000 shares held in the Ballard Family Trust, an irrevocable trust, for the benefit of the Ballards' children. Pursuant to the trust agreement, Mr. Ballard, among other things, has agreed that so long as he is trustee of the trust, he will not vote any of the trust shares. Teresa D. Potasiak, as independent voting trustee for so long as, among other things, Mr. Ballard remains trustee, has the sole right to vote with respect to 7,500,000 shares in the trust or such lesser number of shares that the trust may hold.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In November 1999, we entered into employment agreements with Clinton L. Ballard, our president and chief executive officer and Diana T. Ballard, our chairman of the board. These agreements were amended in December 2002 to provide for the agreements to become effective for a five-year period and in November 2003 were further amended to revise the terms of the bonuses provided for therein. See "Executive Compensation - Employment Agreements".

         During the fourth quarter of 2001 and the first quarter of 2002, we borrowed an aggregate of $404,000 from Mr. Ballard under various notes payable. These notes all are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum. As of December 31, 2003, the balance outstanding under these notes, net of repayments, was $394,016.

         In March 2002, Clinton L. Ballard made a capital contribution of an aggregate of $40,000, which was used for working capital.

         In August 2002, we issued shares of common stock to an outside consultant who is a foreign national, which resulted in the termination of our S-corporation status. Consequently, certain distributions of $9,984 to Mr. Ballard made during 2002 were treated as repayment on our existing loan from Mr. Ballard.

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

         In August 2002, we issued 1,000 shares of our common stock to E. Edward Ahrens, our chief financial officer. These shares had a value of $0.10 per share at such time. In November 2002, we issued 1,000 shares of our common stock, valued at $0.10 per share at the time, to E. Edward Ahrens.

         In December 2002, we granted a bonus of $100,000 to Clinton L. Ballard, our president and chief executive officer, in recognition of his exemplary performance for us, particularly with respect to the development and implementation of our eAnthology subscription service.

         In April 2003, we issued 2,000 shares of our common stock to our chief financial officer, E. Edward Ahrens. These shares had a value of $0.03 per share at such time. In November 2003, we issued 5,000 shares of our common stock to our chief financial officer, E. Edward Ahrens. These shares had a value of $0.04 per share at such time.

         In April 2003, we granted a bonus of $8,890 to each of Clinton L. Ballard, our president and chief executive officer, and to Diana T. Ballard, our chairman of the board, secretary and treasurer. In November 2003, we granted a bonus of $13,530 to each of Clinton L. Ballard, our president and chief executive officer, and to Diana T. Ballard, our chairman of the board, secretary and treasurer. Each of these bonuses was granted in accordance with Mr. and Mrs. Ballard's employment agreements, as amended.

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

(b) Reports on Form 8-K.

         None.


ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         Peterson Sullivan, P.L.L.C. provided audit services to us for our annual report for the fiscal years ended December 31, 2003 and 2002. The aggregate fees billed by Peterson Sullivan, P.L.L.C. for the audit of our annual financial statements and review of financial statements included in our Form 10-QSBs was $36,660 and $26,152 for 2003 and 2002, respectively.

AUDIT-RELATED FEES

         There were no fees billed in each of 2003 and 2002 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the "Audit Fees" disclosure above.

TAX FEES

         There were fees of $0 and $20,750, respectively, billed for the years 2003 and 2002 for professional services rendered by Peterson Sullivan P.L.L.C. for tax advice and planning.

ALL OTHER FEES

         There were no fees billed in each of 2003 and 2002 for professional services rendered by Peterson Sullivan P.L.L.C. for all other services not disclosed above.

AUDIT COMMITTEE PRE-APPROVAL

         Our Audit Committee pre-approved our engagement of Peterson Sullivan, P.L.L.C. to act as our independent auditor for our fiscal years ended December 31, 2002 and 2003. Our Audit Committee also pre-approved Peterson Sullivan, P.L.L.C. to provide the audit, audit-related, tax services and all other services described above. Our independent auditors performed all work only with their full time permanent employees.

                               eACCELERATION CORP.


                          CONSOLIDATED FINANCIAL REPORT


                                DECEMBER 31, 2003

                                 C O N T E N T S

                                                                         Page

INDEPENDENT AUDITORS' REPORT.......................................      F-3

Consolidated Balance Sheet.........................................      F-4
Consolidated Statements of Operations..............................      F-5
Consolidated Statements of Stockholders' Equity (Deficit) .........      F-6
Consolidated Statements of Cash Flows..............................      F-7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................  F-8 to F-17

      PETERSON SULLIVAN PLLC

CERTIFIED PUBLIC ACCOUNTANTS
601 UNION STREET, SUITE 2300
SEATTLE, WASHINGTON 98101



                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Board of Directors
eAcceleration Corp.
Poulsbo, Washington


We have audited the accompanying consolidated balance sheet of eAcceleration Corp. and Subsidiary as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAcceleration Corp. and Subsidiary as of December 31, 2003, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States.




/s/ Peterson Sullivan PLLC



February 26, 2004


Tel 206.382.7777   Fax 206.382.7700   www.pscpa.com
                               eACCELERATION CORP.

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003

                                     ASSETS

Current assets
     Cash                                                   $     496,436
     Accounts receivable                                              180
     Net deferred tax asset - current                             256,096
     Prepaid expenses and other                                    61,330
                                                            --------------

         Total current assets                                     814,042

Property and equipment, net                                       146,092
Intangible assets                                                  99,363
Cash reserves                                                     357,185
Net deferred tax asset - non-current                              117,947
Other assets                                                       11,200
                                                            --------------
                                                            $   1,545,829
                                                            ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable                                       $     333,095
     Accrued expenses                                             423,975
     Deferred revenue, current portion                          3,063,097
     Reserve for sales returns and allowances                     122,386
     Notes payable to stockholder                                 394,016
                                                            --------------
         Total current liabilities                              4,336,569

Deferred revenue, less current portion                            369,204
                                                            --------------

         Total liabilities                                      4,705,773

Commitments and contingencies                                        -

Stockholders' equity (deficit)
     Common stock, par value $0.0001; 100,000,000 shares
       authorized; 34,745,800 shares issued and outstanding         3,475
     Additional paid-in capital                                   866,315
     Accumulated deficit                                       (4,029,734)
                                                            --------------

                                                               (3,159,944)
                                                            --------------
                                                            $   1,545,829
                                                            ==============


                 See Notes to Consolidated Financial Statements
                               eACCELERATION CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                                2003                2002
                                                                         ----------------    ----------------
Revenues
     Online software subscriptions, net of refunds
       of $645,902 and $97,979, respectively                             $     6,960,349     $     1,607,159
     Software licensing                                                          800,000           1,100,000
     Internet advertising                                                         38,268             169,082
                                                                         ----------------    ----------------
                                                                               7,798,617           2,876,241
Cost of revenues
     Online software subscriptions                                             4,015,619           1,617,142
     Software licensing                                                          705,082           1,575,133
     Internet advertising                                                         30,970             221,998
                                                                         ----------------    ----------------
                                                                               4,751,671           3,414,273
                                                                         ----------------    ----------------

Gross profit (loss)                                                            3,046,946            (538,032)

Selling expenses                                                               1,954,404             925,382
General and administrative expenses                                            1,098,480             975,948
                                                                         ----------------    ----------------

     Loss from operations                                                         (5,938)         (2,439,362)

Other income (expense)
     Interest expense                                                            (57,602)            (64,648)
     Loss on settlement of litigation                                            (92,246)             -
     Other income                                                                  8,919              -
     Loss on disposal of assets                                                   -                  (16,673)
                                                                         ----------------    ----------------
                                                                                (140,929)            (81,321)
                                                                         ----------------    ----------------

Loss before provision for income tax                                            (146,867)         (2,520,683)

     Foreign income tax                                                          (50,000)             -
     Income tax benefit - current                                                 81,116              -
     Income tax benefit - deferred                                               129,304              -
                                                                         ----------------    ----------------
                                                                                 160,420              -
                                                                         ----------------    ----------------

Net income (loss)                                                        $        13,553     $    (2,520,683)
                                                                         ================    ================

Basic and diluted per-share information
     Net income (loss)                                                   $          0.00     $         (0.07)
                                                                         ================    ================

Weighted average shares outstanding
     Basic and diluted                                                        34,501,402          34,336,925
                                                                         ================    ================



                 See Notes to Consolidated Financial Statements
                               eACCELERATION CORP.

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                            Common Stock           Additional                      Stockholders'
                                    --------------------------       Paid-In       Accumulated         Equity
                                       Shares         Amount         Capital         Deficit         (Deficit)
                                    ------------   ------------   ------------    --------------   --------------
Balances, December 31, 2001          34,300,000    $     3,430    $   685,559     $  (1,510,328)   $    (821,339)

     Value of stock options                                            51,808                             51,808

     Value of stock issued              124,500             13         12,438                             12,451

     Contribution by stockholder                                       40,000                             40,000

     Distributions to stockholders                                                      (12,276)         (12,276)

     Net loss                                                                        (2,520,683)      (2,520,683)
                                    ------------   ------------   ------------    --------------   --------------

Balances, December 31, 2002          34,424,500          3,443        789,805        (4,043,287)      (3,250,039)

     Value of stock options                                            64,320                             64,320

     Value of stock issued              321,300             32         12,190                             12,222

     Net income                                                                          13,553           13,553
                                    ------------   ------------   ------------    --------------   --------------


Balances, December 31, 2003          34,745,800    $     3,475    $   866,315     $  (4,029,734)   $  (3,159,944)
                                    ============   ============   ============    ==============   ==============



                 See Notes to Consolidated Financial Statements
                               eACCELERATION CORP.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                                             2003                  2002
                                                                       ----------------      ----------------
Cash flows from operating activities
Net income (loss)                                                      $        13,553       $    (2,520,683)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
     Depreciation and amortization                                              95,866                79,260
     Bad debt expense                                                           (8,663)               -
     Value of stock options                                                     64,320                51,808
     Issuance of common stock under equity incentive plan                       12,222                12,451
     Gain on settlement of accounts payable                                       -                  (24,527)
     Loss on disposal of assets                                                   -                   16,673
Changes in operating assets and liabilities:
     Restricted cash                                                           151,658              (151,658)
     Accounts receivable                                                        12,603                95,001
     Net deferred tax asset                                                   (374,043)                 -
     Prepaid expenses and other                                                (43,699)              (17,631)
     Cash reserves                                                            (296,988)              (60,197)
     Other assets                                                                2,650                (5,250)
     Accounts payable                                                          (23,101)             (146,171)
     Accrued expenses                                                          218,161                34,661
     Deferred revenue                                                          635,263             2,797,038
     Reserve for sales returns and allowances                                  122,386                  -
                                                                       ----------------      ----------------
Net cash provided by operating activities                                      582,188               160,775

Cash flows from investing activities:
     Purchases of equipment                                                    (86,459)             (132,559)
     Patent and trademark costs                                                (39,708)              (20,572)
     Domain names acquired                                                     (10,000)                 -
                                                                       ----------------      ----------------
Net cash used in investing activities                                         (136,167)             (153,131)

Cash flows from financing activities:
     Payments on short-term note payable                                      (275,000)                 -
     Payments on long-term note callable by creditor                           (39,097)              (13,403)
     Proceeds from long-term note callable by creditor                            -                   52,500
     Proceeds from notes payable to stockholder                                   -                  179,000
     Payments on notes payable to stockholder                                     -                   (9,984)
     Capital contribution by stockholder                                          -                   40,000
     Distributions to stockholders                                                -                  (12,276)
                                                                       ----------------      ----------------
Net cash (used in) provided by financing activities                           (314,097)              235,837
                                                                       ----------------      ----------------

Net increase in cash                                                           131,924               243,481
Cash, at beginning of period                                                   364,512               121,031
                                                                       ----------------      ----------------
Cash, at end of period                                                 $       496,436       $       364,512
                                                                       ================      ================

Supplemental disclosure of cash flow information:

     Cash paid during the year for interest                            $        65,686       $        61,250
                                                                       ================      ================

     Cash paid during the period for income taxes                      $        65,103       $          -
                                                                       ================      ================


                 See Notes to Consolidated Financial Statements
                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

COMPANY

eAcceleration Corp., a Delaware corporation (the "Company"), is a provider of proprietary software, including its "eAnthology" online software subscription, that is distributed directly by the Company through the Internet and, until October 2003, via a distributor in Japan that exclusively distributed Japanese versions of certain of the Company's software. The Company has also, in the past, provided Internet-based direct marketing and advertising services. The Company de-emphasized both of the latter lines of business in 2002. Currently, the Company is pursuing additional means of distributing its "eAnthology" online software subscription in addition to its Internet sales.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Acceleration Software International Corporation. All intercompany accounts and transactions have been eliminated in consolidation.

LIQUIDITY

The Company's cash flow is affected significantly by its collections of revenues, and by its advertising and payroll costs, which constitute the Company's two largest variable expense categories. While our operating cash flow, as well as overall cash flow, has improved significantly due to increased sales of our eAnthology online subscription service, there can be no assurance that we will recognize sufficient revenues from this service to compensate for the loss of our Japanese distribution revenue, to cover our increasing costs of advertising and payroll expenditures, or to recover from our previous losses; nor is there any assurance that we will not incur losses in the future.

REVENUE RECOGNITION

The Company's subscription-based revenue from "eAnthology" online software subscriptions is deferred and recognized on a straight-line basis monthly, over the life of the user's subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain. Management continuously reviews refunds granted to customers during the 7-day refund period, and provides appropriate estimates of refunds at the time of sale based on this experience.

Revenues recognized under the recently terminated contract with the Company's Japanese distributor were accounted for in accordance with the provisions of SOPs 97-2 and 98-9. The contract contained multiple elements, including post-contract customer support (PCS) and specified upgrades. The Company recognized $300,000 of previously-deferred revenue under this contract in the fourth quarter of 2003 upon cancellation of the contract.

The Company has employed various pay-for-performance web-based advertising methods in the past to generate revenue. Internet advertising revenues are recognized in the period in which users execute pre-defined actions related to that advertising.

CASH

Cash includes checking accounts held at two local banks. At times the Company may have cash balances that exceed amounts insured by the Federal Deposit Insurance Corporation.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments consist of cash and notes payable. The fair value of these financial instruments approximates their carrying amounts due to their short-term nature and market rates of interest.

PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost and are depreciated using accelerated methods over the estimated useful lives of the related assets, ranging from three to seven years. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.

INTANGIBLE ASSETS

PATENTS AND TRADEMARKS

Patents and trademarks are recorded at cost. Patents are amortized when registered using the straight-line method over the estimated useful lives of the related assets ranging from three to five years. Trademarks are not amortized but are reviewed periodically, not less than annually, for impairment by management based on expected future cash flows.

DOMAIN NAMES

In 2003, the Company acquired a domain name from a third party, registered the domain name in the Company's name, and began using that domain to market its eAnthology online subscriptions. The cost of this domain name was treated as a non-amortized intangible asset in accordance with the provisions of SFAS 142 and was capitalized.

CASH RESERVES

The Company utilizes several credit card processors to process the majority of its subscription sales made over the Internet. Several of these credit card processors have chosen to withhold cash reserves on the sales processed through them. As of December 31, 2003, eight processors were holding total cash reserves of $357,185.

EARNINGS PER SHARE

Basic loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Potentially dilutive common shares at December 31, 2003, and at December 31, 2002 consist of shares issuable to holders of outstanding stock options (Note 11). Stock options were not included either in the 2003 or the 2002 computation of diluted earnings per share, because they were anti-dilutive.

STOCK-BASED COMPENSATION

At December 31, 2003, the Company has a stock-based equity incentive plan, which is described more fully in Note 11. Prior to 2003, the Company accounted for this plan, and other equity incentive plans that were previously in effect, under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related FASB Interpretations. No stock-based employee compensation cost was reflected in the
                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2002 net loss, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement 123, "Accounting for Stock-Based Compensation." Under the modified prospective method of adoption selected by the Company under the provisions of FASB Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," compensation cost recognized in 2003 is the same as that which would have been recognized had the recognition provisions of Statement 123 been applied from its original effective date. Results for prior years have not been restated. The following table illustrates the effect on net income and loss per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                                Years ended December 31,
                                                                       --------------------------------------
                                                                             2003                  2002
                                                                       ----------------      ----------------
Net income (loss)
-----------------

As reported                                                            $        13,553       $    (2,520,683)
Add:     Stock-based employee compensation expense
         included in reported net income (loss), net of related
         tax effects                                                             7,843                  -
Deduct:       Total stock-based employee compensation expense
         determined under fair value based methods
         for all awards, net of any related tax effects                         (7,843)               (9,937)
                                                                       ----------------      ----------------

Proforma net income (loss)                                             $        13,553       $    (2,530,620)
                                                                       ================      ================

Basic and Diluted Earnings (Loss) Per Share
-------------------------------------------

As reported                                                            $          0.00       $         (0.07)
                                                                       ================      ================

Proforma                                                               $          0.00       $         (0.07)
                                                                       ================      ================

SOFTWARE AND WEB DEVELOPMENT COSTS

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

Software and web development expenses for the years ended December 31, 2003 and 2002, were $3,392,282 and $2,474,316, respectively. There were no amounts capitalized in 2003 or 2002.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ADVERTISING COSTS

Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 2003 and 2002, were $1,904,875 and $990,024, respectively.

COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2003 or 2002.

INCOME TAXES

The Company initially elected to be taxed under Subchapter S of the Internal Revenue Code. The S election was terminated effective August 7, 2002. As such, the Company's profits and losses were reflected in the individual income tax returns of the stockholders until the date the S election was terminated. Therefore, no income tax expense is included in these financial statements through the date of the S Corporation termination.

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

COMMITMENTS AND CONTINGENCIES

TECHNOLOGY RISKS

The Company's operations are subject to new innovations in product design and function. Significant technological changes can have an adverse effect on product lives. Innovation, design and development of new products are important elements to achieve competitive success and profitability in this industry.

RECEIVABLES AND COLLECTIBILITY

The Company records receivables at their outstanding principal balances. The Company does not obtain collateral with which to secure its accounts receivable. The Company maintains an allowance for potential credit losses based upon management's periodic review of the Company's historical experience related to credit losses. Receivables written off are charged against the allowance. Accounts receivable relating to former Internet advertising clients were written off in 2003 and 2002 in the amounts of $8,377 and $118,523, respectively. At December 31, 2003, management believes an allowance for doubtful accounts is not necessary.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

LITIGATION

The Company has been named as defendant in a class-action lawsuit filed in December 2003. Management is of the opinion that this matter is without merit and that the outcome will not have a material effect on the Company's financial statements; however, the litigation process is inherently uncertain, and it is possible that the resolution of this and future litigation may adversely affect the Company.

RECENT ACCOUNTING PRONOUNCEMENTS

Several accounting standards have been issued in recent months, none of which are expected to have a material effect on the Company's financial statements.

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

NOTE 2.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2003:

         Equipment and furniture                         $       348,242
         Vehicles                                                 40,935
                                                         ----------------

                                                                 389,177

         Accumulated depreciation                               (243,085)
                                                         ----------------

                                                         $       146,092
                                                         ================

During the years ended December 31, 2003 and 2002, depreciation expense totaled $74,854 and $56,805, respectively.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3.  INTANGIBLE ASSETS

Intangible assets consist of the following at December 31, 2003:

         Amortized intangible assets:
              Patents                                    $       186,416
              Trademarks                                           2,024
              Accumulated amortization                          (118,075)
                                                         ----------------
                                                                  70,365

         Unamortized intangible assets:
              Trademarks                                          18,998
              Domain names                                        10,000
                                                         ----------------
                                                                  28,998
                                                         ----------------

                                                         $        99,363
                                                         ================

During the years ended December 31, 2003 and 2002, amortization expense totaled $21,012 and $22,455, respectively. Patents are amortized generally over three years due to the rapid rate of obsolescence associated with computer and software technology. Since December 31, 2001, trademarks are no longer amortized in accordance with the adoption of SFAS 142.

Amortization expense for current patents will be as follows for the years ended December 31:

                              2004              $        12,748
                              2005                        6,079
                              2006                          692
                                                ----------------
                                                         19,519
                              Patents pending            50,846
                                                ----------------

                                                $        70,365
                                                ================

Management currently tests trademarks for impairment periodically, based on the expected cash flows. No impairment was determined to have occurred in 2003 or 2002.

Domain names consist of one domain name acquired by the Company from a third party during 2003 for $10,000. This domain name is being used to market the Company's online subscription service. Because the Company considers the domain name to be an intangible asset in accordance with the definition of such assets contained in SFAS 142, the Company plans to re-assess the fair value of this domain name based on expected future cash flows on a periodic basis, not less than annually, and will record an impairment if the book value of the domain name exceeds fair value. No impairment was determined to have occurred with respect to this asset during 2003.


NOTE 4.  NOTES PAYABLE TO STOCKHOLDER

The Company has borrowed an aggregate of $404,000 from the Company's chief executive officer who is one of the principal stockholders, under various promissory notes. These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments. The outstanding balance of the notes at December 31, 2003, is $394,016.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5.  LONG-TERM CONTRACTS

The Company was a party to a distribution agreement with the exclusive distributor of the Company's products in Japan. Through August 2002, the Company received $150,000 per month under this agreement. Starting in September 2002, the monthly payments were reduced to $50,000. Total payments received under this agreement were $500,000 and $1,100,000 in 2003 and 2002, respectively, which constituted 6% and 38% of the Company's total revenue in those years, respectively. This contract was terminated on October 29, 2003. Due to its nature, the contract was considered to have multiple elements under SOP 97-2, $300,000 of which elements were not recognizable until delivery or until contract termination. The Company did not deliver the specified products, and recognized the additional $300,000 of non-refundable payments as revenue upon contract termination. After recognition of this additional non-refundable amount, revenue under this contract totaled 10% of total revenue in 2003.

NOTE 6.  INCOME TAXES

The Company recorded an income tax benefit in the amount of $160,420 for the year ended December 31, 2003, net of $50,000 of foreign taxes withheld from payments received from the Company's former Japanese distributor, and net of $15,103 of income taxes paid in 2003 for 2002 taxable income. The Company also recorded a deferred tax asset and established a valuation account for such asset for the years 2003 and 2002 as follows:

                                                               2003                  2002
                                                         ---------------       ---------------
Deferred revenue                                         $    1,166,982        $      950,993
Amortization                                                     62,844                22,441
Depreciation                                                     23,705               103,288
Foreign tax credit carryforward                                  75,166                35,000
Accrued vacation                                                 33,195                  -
Reserve for sales returns and allowances                         41,611                  -
Stock option compensation expense                                25,168                  -
Other                                                              -                   65,243
                                                         ---------------       ---------------

Total deferred tax assets                                     1,428,671             1,176,965
Less: Valuation allowance                                    (1,054,628)           (1,176,965)
                                                         ---------------       ---------------

Total net deferred tax assets                            $      374,043        $        -
                                                         ===============       ===============


Net deferred tax asset - current                         $      256,096        $        -
Net deferred tax asset - non-current                            117,947                 -
                                                         ---------------       ---------------
Total net deferred tax assets                            $      374,043        $        -
                                                         ==================    ===============

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The difference between the statutory federal tax rate of 34% and the income tax benefit of $160,420 recorded by the company is summarized below:

                                                                    2003                2002
                                                              ---------------     ---------------
Statutory tax rate                                                 (34%)              (34%)
Change in deferred tax asset valuation allowance                   (88%)               34%
Other                                                               13%                -
                                                              ---------------     ---------------
Income tax provision (benefit)                                    (109%)               -
                                                              ===============     ===============


The Company's foreign tax credit carryforwards of $32,886 and $42,280 will expire in the years 2007 and 2008, respectively.

NOTE 7.  BUSINESS SEGMENT INFORMATION

In 2003 and 2002, the Company had only one software licensing segment; therefore, no operating segment data is included in this note.

Since all the Company's operations are located in the United States of America, the Company's geographic revenue information is based on the country in which the sales originate. Following is a table that shows the origin of revenues for the years ended December 31, 2003 and 2002.

                                                                    Geographic Segments
                                            ------------------------------------------------------------------
                                                                                  All Other       Consolidated
Years ended December 31,                         U.S.              Asia            Foreign           Total
------------------------                    --------------    -------------     -------------    -------------
         2003                               $   6,363,139     $    859,543      $    575,935     $  7,798,617
         2002                                   1,453,631        1,123,609           299,001        2,876,241

No geographic segment data is shown for long-lived assets, since the Company's operations reside entirely in the United States.

NOTE 8.  OPERATING LEASES

At December 31, 2003, the Company is committed to two operating lease agreements that expire on January 31, 2007. The lease terms require monthly payments of $9,260 and $2,600, respectively, with scheduled increases each year. The Company records rent expense on a straight-line basis over the life of each lease.

The Company's future annual minimum lease payments at December 31, 2003, are as follows:

     2004                            $      133,060
     2005                                   143,200
     2006                                   146,800
     2007                                    12,260

Total rent expense for the years ended December 31, 2003 and 2002, amounted to $110,317 and $112,849, respectively.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9.       SETTLEMENT OF LITIGATION

In October 2003, the Company entered into a settlement agreement with certain parties who had filed a class-action lawsuit against the Company in January 2003. The Company has recorded a liability, which is included in accrued expenses on the balance sheet, and a corresponding loss on settlement of litigation on the statement of operations, of $92,246 for the estimated aggregate amount of settlement payments.

NOTE 10.  EMPLOYMENT CONTRACTS

The Company has in effect employment agreements with its two principal stockholders. Each of these agreements is for a period of five years commencing January 1, 2003, and is renewable annually thereafter unless either party provides 60 days' notice. Each employment agreement provides for an annual base salary of $104,000 and a bonus based on the Company's cash flow as defined in the agreement.

NOTE 11.  STOCK-BASED COMPENSATION

In 2003, the Company issued an aggregate of 321,300 shares of its common stock to employees and non-employees in the form of stock bonuses under its 2002 Equity Incentive Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares reserved and available for all types of grants under the 2002 Plan is 5,000,000. Estimated compensation expense in connection with these issuances is an aggregate of $12,222. The board of directors determined the fair value of its common stock, based on an independent appraisal, to be $0.03 and $0.04 per share at the times of issuances of these shares.

In 2003, the Company granted time-based options to purchase an aggregate of 392,500 shares of the Company's common stock at an exercise price of $0.12 per share under the 2002 Plan. All options granted in 2003 were 10-year incentive stock options to purchase shares of the Company's common stock granted to employees. The ten-year options become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant. Options granted to non-employees in previous years were recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years. Options granted to employees were recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year T-bill rate) in effect during the grant month, and are amortized over 10 years. Total compensation expense recognized in 2003 for options granted to employees was $11,884. Compensation expense in 2003 for options held by non-employees was $52,436.

In 2002, the Company granted time-based options to purchase an aggregate of 880,000 shares of the Company's common stock at an exercise price of $0.12 per share under the 2002 Plan. Of such amount, there were (a) 10-year incentive stock options to purchase 805,000 shares of the Company's common stock granted to employees, (b) five-year non-qualified options to purchase 15,000 shares of the Company's common stock granted to a consultant of the Company; and (c) five-year non-qualified options to purchase 60,000 shares of the Company's common stock granted to non-employee directors. The ten-year options become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant and the five-year options become exercisable at the rate of one-fifth of the amount granted on each of the first through fifth anniversaries of the date of grant. No compensation expense was recorded for options granted to employees in 2002, as the Company was still accounting for stock-based compensation under APB 25. Options granted to non-employees were recorded at fair value utilizing the Black-Scholes valuation method and are being amortized over five years. Total compensation expense recognized in 2002 for options granted to non-employees was $51,808.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Previously, the Company had issued options under its 1995 and 1999 stock option plans. None of the options vested under the 1999 Plan are exercisable. Options issued under the 1995 and 2002 Plans are exercisable to the extent they are vested.

                                                                           Weighted
                                                                            Average
                                                      Stock Options      Exercise Price
                                                     --------------      --------------
Outstanding at December 31, 2001                           104,300       $        4.36
Granted                                                    880,000                0.12
Cancelled or forfeited                                    (160,000)               0.31
                                                     --------------

Outstanding at December 31, 2002                           824,300                0.62
Granted                                                    392,500                0.12
Forfeited                                                 (160,000)               0.12
                                                     --------------

Outstanding at December 31, 2003                         1,056,800                0.51
                                                     ==============


The following table summarizes stock options outstanding at December 31, 2003:

                                   Options Outstanding                           Options Exercisable
             --------------------------------------------------------    ------------------------------------
                                         Average           Weighted                                Weighted
  Exercise           Number             Remaining           Average            Number               Average
   Price         Outstanding at        Contractual         Exercise         Exercisable at         Exercise
   Range       December 31, 2003       Life (Years)         Price         December 31, 2003         Price
-----------  --------------------    ---------------     ------------    -------------------    -------------
$     0.70                25,000              1.62       $      0.70              25,000        $      0.70
      5.31                61,800              2.00              5.31                -                  5.31
      6.25                12,500              6.00              6.25                -                  6.25
      0.12               957,500              9.61              0.12              73,000               0.12
             --------------------                                        ------------------

                        1,056,800                                                 98,000
             =====================                                       ==================

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model. The assumptions used in calculating the fair value of the options granted were as follows:

                                                Grants in            Grants in
                                                2003 under           2002 under       1995 and 1999
                                                2002 Plan            2002 Plan            Plans
                                             ----------------    ----------------    ---------------
Risk-free interest rate                       4.0% to 4.5%             6.0%                6.0%
Stock price volatility factor                      99%                  99%                 99%
Expected life of the options                  5 and 10* years    5 and 10* years     5 and 10* years
Dividend yield                                    0.0%                 0.0%                0.0%

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

Dated: March 23, 2004                           eAcceleration Corp.


                                      By:       /s/ Clinton L. Ballard
                                         ---------------------------------------
                                                  Clinton L. Ballard
                                          President and chief executive officer


                                POWER OF ATTORNEY

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-KSB has been signed on March 23, 2004 by the following persons in the capacities indicated. Each person whose signature appears below constitutes and appoints Clinton L. Ballard, with full power of substitution, his/her true and lawful attorney-in-fact and agent to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which he may deem necessary or advisable to enable eAcceleration Corp. to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


   /s/ Clinton L. Ballard
------------------------------   President, chief executive officer and director
     Clinton L. Ballard          (Principal Executive Officer)


   /s/ E. Edward Ahrens
------------------------------   Chief financial officer
      E. Edward Ahrens           (Principal Accounting Officer)


   /s/ Diana T. Ballard
------------------------------   Chairman of the board, secretary and treasurer
      Diana T. Ballard


   /s/ Edward P. Swain, Jr.
------------------------------   Director
     Edward P. Swain, Jr.


   /s/ William E. Hoke
------------------------------   Director
     William E. Hoke

                                              EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
---------------------------------
3.1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (Registration Number: 333-90867), filed with the Commission on November 12, 1999).
3.2 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
4.1        Specimen Common Stock Certificate (Incorporated by reference to
           Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.1 Amended and Restated 1999 Stock Incentive Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.2 Employment Agreement between the Company and Clinton L. Ballard (Incorporated by reference to Exhibit 10.2 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on February 16, 2000).
10.3 Amendment No. 1 to Employment Agreement between the Company and Clinton L. Ballard. (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.4 Amendment No. 2 to Employment Agreement between the Company and Clinton L. Ballard. (Incorporated by reference to Exhibit 10.4 to the Company's annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).
10.5 Amendment No. 3 dated as of November 10, 2003 to Employment Agreement between the Company and Clinton L. Ballard.
10.6 Employment Agreement between the Company and Diana T. Ballard (Incorporated by reference to Exhibit 10.3 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on February 16, 2000).
10.7       Amendment No. 1 to Employment Agreement between the Company and
           Diana T. Ballard. (Incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.)
10.8       Amendment No. 2 to Employment Agreement between the Company and
           Diana T. Ballard. (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).
10.9 Amendment No. 3 dated as of November 10, 2003 to Employment Agreement between the Corporation and Diana T. Ballard.
10.10 Form of Indemnification Agreement between the Company and its executive officers and directors (Incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on November 12, 1999).
10.11 Lease Agreement between the Company and Olympic Place II, L.L.C (Incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company's Registration Statement on Form SB-2 (Registration Number 333-90867), filed with the Commission on February 16, 2000).
10.12 Extension of Lease agreement between Roben Family Limited Partnership, L.P. and the Company, dated September 29, 2003.
10.13 Office Lease agreement between Roben Family Limited Partnership, L.P. and the Company, dated September 11, 2003.
10.14 Distribution Agreement dated May 20, 2002, between the Company and Sourcenext Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on May 24, 2002).
10.15 Promissory Note of the Company in favor of Clinton L. Ballard, dated November 8, 2001 (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2001).
10.16 Distribution Agreement between the Company and Sourcenext Corporation, dated January 7, 2002. (Incorporated by reference to
           Exhibit 10.26 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.17 Promissory note of the Company in favor of Clinton L. Ballard, dated December 20, 2001. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).

10.18 Promissory note of the Company in favor of Clinton L. Ballard, dated January 3, 2002. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.19 Promissory note of the Company in favor of Clinton L. Ballard, dated January 31, 2002. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.20 Promissory Note, dated February 15, 2002, by eAcceleration Corp. in favor of American Marine Bank d/b/a Silverdale Bank. (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on
           Form 10-KSB for the fiscal year ended December 31, 2001).
10.21 Commercial Security Agreement, dated February 15, 2002, by eAcceleration Corp. in favor of American Marine Bank d/b/a Silverdale Bank. (Incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31,
           2001).
10.22 Subordination Agreement among Silverdale State Bank, eAcceleration Corp. and Clinton L. Ballard. (Incorporated by reference to Exhibit
           10.33 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001).
10.23 eAcceleration Corp. 2002 Equity Incentive Plan (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, filed with the Commission on April 3, 2002).
10.24 Change in Terms Agreement, dated May 24, 2002, by Acceleration Software International Corporation in favor of American Marine Bank d/b/a Silverdale Bank (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2002).
10.25 Merchant Agreement between eAcceleration Corp. and Merchant e-Solutions (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended September 30, 2002).
10.26 Letter Agreement dated August 5, 2002 between Finn Hill Partnership and Acceleration Software International Corp. (Incorporated by reference to Exhibit 10.26 to the Company's annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).
10.27 Change in Terms Agreement, dated March 18, 2003 by Acceleration Software International Corporation in favor of American Marine Bank d/b/a Silverdale Bank. (Incorporated by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).
10.28 Waiver agreement dated March 20, 2003 among Silverdale Bank, eAcceleration Corp. and Clinton L. Ballard. (Incorporated by reference to Exhibit 10.28 to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002).
10.29 Master Service Agreement, dated April 21, 2003 between Level 3 Communications, LLC and eAcceleration Corp. (Incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2003).
10.30 Change In Terms Agreement, dated May 1, 2003, by Acceleration Software International Corporation in favor of American Marine Bank d/b/a Silverdale Bank. (Incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2003).
10.31 International Distribution Representation Agreement, dated April 16, 2003 between eAcceleration Corp. and Plasma Devices, Inc. (Incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-QSB for the quarter ended June 30, 2003).
14         Code of Ethics, dated as of July 17, 2003
21.1       List of Subsidiaries
23.1       Consent of Peterson Sullivan, P.L.L.C.
31.1 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to Sarbanes-Oxley Section 302(a).
31.2 Certification of Chief Executive Officer of eAcceleration Corp. pursuant to Sarbanes-Oxley Section 302(a).
32.1 Certification of Chief Executive Officer and Chief Financial Officer of eAcceleration Corp. pursuant to 18 U.S.C.ss.1350.