Form 10QSB
period 2004-03-31
EACCELERATION CORP
filed 2004-05-14
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-QSB


(Mark One)
[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 34,792,682 shares of Common Stock, as of May 1, 2004.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                      INDEX


                                                                           Pages
                                                                           -----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

Consolidated balance sheet as of March 31, 2004 (unaudited)..............     3
Consolidated statements of operations for the three months ended
     March 31, 2004 and 2003 (unaudited) ................................     4
Consolidated statements of cash flows for the three months ended
     March 31, 2004 and 2003 (unaudited) ................................     5
Notes to consolidated financial statements (unaudited)...................     6


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.......................................     11

Item 3.  Controls and Procedures.........................................     17

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................     17
Item 2.  Changes in Securities and Small Business Issuer Purchases
           of Equity Securities..........................................     18
Item 3.  Defaults upon Senior Securities.................................     18
Item 4.  Submissions of Matters to a Vote of Security Holders............     18
Item 5.  Other Information...............................................     18
Item 6.  Exhibits and Reports on Form 8-K................................     19

SIGNATURES...............................................................     20

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               eACCELERATION CORP.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   March 31,
                                                                     2004
                                                                --------------
                                                                 (unaudited)
Current assets
     Cash                                                       $     695,782
     Net deferred tax asset - current                                 312,206
     Prepaid expenses and other                                       186,370
                                                                --------------
         Total current assets                                       1,194,358

Property and equipment, net                                           255,628
Intangible assets                                                      96,176
Cash reserves, net of valuation allowance of $24,300                  322,841
Net deferred tax asset - non-current                                  126,664
Other assets                                                           15,326
                                                                --------------
                                                                $   2,010,993
                                                                ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
     Accounts payable                                           $     541,726
     Accrued expenses                                                 434,381
     Deferred revenue, current portion                              3,693,818
     Reserve for sales returns and allowances                         154,406
     Notes payable to stockholder                                     379,423
                                                                --------------
         Total current liabilities                                  5,203,754

Deferred revenue, less current portion                                434,829
                                                                --------------
         Total liabilities                                          5,638,583

Commitments and contingencies                                            -

Stockholders' equity (deficit)
     Common stock, par value $0.0001; 100,000,000 shares
       authorized; 34,792,682 shares issued and outstanding             3,479
     Additional paid-in capital                                       892,799
     Accumulated deficit                                           (4,523,868)
                                                                --------------
                                                                   (3,627,590)
                                                                --------------

                                                                $   2,010,993
                                                                ==============

          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  Three Months Ended
                                                                       March 31,
                                                         ------------------------------------
                                                               2004                 2003
                                                         ----------------     ---------------
                                                                      (unaudited)
Revenues
     Online software subscriptions, net of returns
       of $273,387 and $132,327, respectively            $     2,774,933     $     1,151,137
     Software licensing                                             -                150,000
     Internet advertising                                         12,500               2,971
                                                         ----------------     ---------------
                                                               2,787,433           1,304,108
Cost of revenues
     Online software subscriptions                             1,920,786             559,968
     Software licensing                                             -                460,990
     Internet advertising                                           -                  9,189
                                                         ----------------     ---------------
                                                               1,920,786           1,030,147
                                                         ----------------     ---------------

Gross profit                                                     866,647             273,961

Selling expenses                                                 919,389             203,927
General and administrative expenses                              374,221             208,329
                                                         ----------------     ---------------

     Loss from operations                                       (426,963)           (138,295)

Other income (expense)                                            (9,823)            (14,588)
                                                         ----------------     ---------------

Loss before provision for income tax                            (436,786)           (152,883)

     Foreign income tax                                             -                (15,000)
     Income tax expense - current                               (122,175)               -
     Income tax benefit - deferred                                64,827                -
                                                         ----------------     ---------------
                                                                 (57,348)            (15,000)
                                                         ----------------     ---------------

Net loss                                                 $      (494,134)     $     (167,883)
                                                         ================     ===============

Basic and diluted per-share information
     Net loss                                            $         (0.01)     $         0.00
                                                         ================     ===============

Weighted average shares outstanding
     Basic and diluted                                        34,750,019          34,424,500
                                                         ================     ===============


          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               Three Months Ended
                                                                                     March 31,
                                                                       -------------------------------------
                                                                             2004                 2003
                                                                       ---------------       ---------------
                                                                                   (unaudited)
Cash flows from operating activities
Net loss                                                               $     (494,134)       $     (167,883)
Adjustments to reconcile net loss to net cash provided by
     operating activities:
     Depreciation and amortization                                             25,127                20,875
     Bad debt expense                                                            -                   (4,076)
     Value of stock options                                                    16,174                13,110
     Issuance of common stock under equity incentive plan                      10,314                  -
Changes in operating assets and liabilities:
     Restricted cash                                                             -                   (1,610)
     Accounts receivable                                                          180                 3,160
     Net deferred tax asset                                                   (64,827)                 -
     Prepaid expenses and other                                              (125,040)              (36,705)
     Cash reserves                                                             34,344              (129,541)
     Other assets                                                              (4,126)                 -
     Accounts payable                                                         208,631               (80,232)
     Accrued expenses                                                          10,406               (11,796)
     Deferred revenue                                                         696,346               116,749
     Reserve for sales returns and allowances                                  32,020                  -
                                                                       ---------------       ---------------
Net cash provided by operating activities                                     345,415              (277,949)

Net cash used in investing activities                                        (131,476)               (8,779)

Net cash used in financing activities                                         (14,593)               (4,179)
                                                                       ---------------       ---------------

Net increase (decrease) in cash                                               199,346              (290,907)
Cash, at beginning of period                                                  496,436               364,512
                                                                       ---------------       ---------------
Cash, at end of period                                                 $      695,782        $       73,605
                                                                       ===============       ===============

Supplemental disclosure of cash flow information:

     Cash paid during the period for interest                          $       11,466        $       16,977
                                                                       ===============       ===============

     Cash paid during the period for income taxes                      $      148,520        $         -
                                                                       ===============       ===============


          See accompanying notes to consolidated financial statements.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1.  THE COMPANY AND BASIS OF PRESENTATION

COMPANY

eAcceleration Corp., a Delaware corporation (the "Company"), is a provider of proprietary software, including its eAcceleration online software subscription, formerly named "eAnthology," which is distributed directly by the Company through the Internet and, until October 2003, via a distributor in Japan that exclusively distributed Japanese versions of certain of the Company's software. The Company has also, in the past, provided Internet-based direct marketing and advertising services, which the Company de-emphasized in 2002. Currently, the Company is pursuing additional means of distributing its online software subscription in addition to its Internet sales.

INTERIM DISCLOSURES

The information as of March 31, 2004, and for the three months ended March 31, 2004 and 2003, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003. The results of operations for the three months ended March 31, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

LIQUIDITY

The Company's cash flow is affected significantly by its collections of revenues, and by its advertising and payroll costs, which constitute the Company's two largest variable expense categories. The Company's operating cash flow, as well as overall cash flow, has improved significantly since the loss of its Japanese distribution revenue due to increased sales of its eAcceleration online subscription service. There can be no assurance, however, that the Company will recognize sufficient revenues from this service to cover its increasing costs of advertising and payroll expenditures or to recover from its previous losses; nor is there any assurance that the Company will not incur losses in the future. As of March 31, 2004, the Company has a working capital deficit of $(4,009,396). If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding, if it is unable to obtain financing independently. However, there is no assurance that such additional funding from its principal stockholders will be available when needed. The Company is also considering seeking additional financing through one or more equity or convertible securities offerings, or debt offerings.

REVENUE RECOGNITION

The Company's subscription-based revenue from online software subscriptions is deferred and recognized on a straight-line basis monthly, over the life of the user's subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain. Management continuously reviews refunds granted to customers during the 7-day refund period, and provides appropriate estimates of refunds at the time of sale based on this experience.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenues recognized under the recently terminated contract with the Company's Japanese distributor were accounted for in accordance with the provisions of SOPs 97-2 and 98-9. The contract contained multiple elements, including post-contract customer support (PCS) and specified upgrades.

The Company has employed various pay-for-performance web-based advertising methods in the past to generate revenue. Currently, the Company is recognizing Internet advertising revenue from performance-based advertising created in previous years, which continues to perform for certain clients. No costs have been incurred in 2004 in connection with these advertisements. Internet advertising revenues are recognized in the period in which users execute pre-defined actions related to that advertising.

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

NOTE 2.  LONG-TERM CONTRACTS

The Company has entered into three new lease agreements on March 12 and March 18, 2004, for additional office space in Poulsbo, Washington, with lease periods beginning on April 1, 2004 and May 1, 2004. Two of the leases expire on March 31, 2005 and April 30, 2005, with the option to renew in successive one-year increments. The third lease has a term of three years, expiring on March 31, 2007, with rent increasing by 4% each year under this lease. Total square feet available under these leases is 5,835, and aggregate rent payments under these leases are $46,335 for the year 2004. The Company will record rent expense for these leases on a straight-line basis in accordance with the provisions of SFAS No. 13.

NOTE 3.  NOTES PAYABLE TO STOCKHOLDER

The Company has borrowed an aggregate of $404,000 from the Company's chief executive officer who is one of the principal stockholders, under various promissory notes. These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments. The outstanding balance of the notes at March 31, 2004, is $379,423.

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4.  BUSINESS SEGMENT INFORMATION

Since all the Company's operations are located in the United States of America, the Company's geographic revenue information is based on the country in which the sales originate. Following is a table that shows the origin of revenues for the three months ended March 31, 2004 and 2003. Certain reclassifications have been made to the 2003 business segment information to conform to the current year presentation. These reclassifications had no effect on revenues.

                                                  Geographic Segments
                    -------------------------------------------------------------------------------
Three months ended                                                      All Other      Consolidated
     March 31,            U.S.           Europe           Asia           Foreign           Total
------------------  ---------------   ------------   --------------   -------------    ------------
     2004           $    2,187,957    $   321,060    $      48,652    $    229,764     $ 2,787,433
     2003                  901,290        101,991          177,195         123,632       1,304,108

No geographic segment data is shown for long-lived assets, since the Company's operations reside entirely in the United States of America.

NOTE 5.  INCOME TAXES

The Company recorded an income tax provision of $57,348 and $0, respectively, for the three months ended March 31, 2004 and 2003, exclusive of income taxes paid in 2004 on 2003 taxable income.

The Company also recorded deferred tax assets and established a valuation allowance for those assets for the years ended 2004 and 2003 as follows:

                                                                   2004                2003
                                                              ---------------     ---------------
         Deferred revenue                                     $    1,403,740      $      950,993
         Amortization                                                 62,242              22,441
         Sales returns and allowances                                 52,498              -
         Accrued vacation                                             43,306              -
         Stock compensation expense                                   29,577              -
         Depreciation                                                 23,329             103,288
         Foreign tax credits                                          75,166              35,000
         Other                                                         8,262              65,243
                                                              ---------------     ---------------

         Total deferred tax assets                                 1,698,120           1,176,965
         Less: valuation allowance                                (1,259,250)         (1,176,965)
                                                              ---------------     ---------------
         Net deferred taxes                                   $      438,870      $        -
                                                              ===============     ===============

         Net deferred tax asset - current                     $      312,206      $        -
         Net deferred tax asset - non-current                        126,664               -
                                                              ---------------     ---------------
         Total net deferred tax assets                        $      438,870      $        -
                                                              ===============     ===============

The difference between the statutory federal rate of 34% and the income tax provision of $57,348 recorded by the Company is summarized below:

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  2004               2003
                                                              ------------       ------------
Statutory tax rate                                                   (34%)              (34%)
Change in deferred tax asset valuation allowance                      47%                34%
                                                              ------------       ------------
Income tax provision                                                  13%              -
                                                              ============       ============

The Company's foreign tax credit carryforwards of $32,886 and $42,280 will expire in the years 2007 and 2008, respectively.


NOTE 6.  STOCK-BASED COMPENSATION

In March 2004, the Company issued an aggregate of 46,882 shares of its common stock to employees in the form of stock bonuses under its 2002 Equity Incentive Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares reserved and available for all types of grants under the 2002 Plan is 5,000,000. Estimated compensation expense in connection with these issuances is an aggregate of $10,314. The board of directors determined the fair value of its common stock to be $0.22 per share at the time of issuance of these shares.

In March 2004, the Company granted time-based options to employees and directors to purchase an aggregate of 403,000 shares of the Company's common stock at an exercise price of $0.22 per share under the 2002 Plan. Options granted in 2004 to employees were 10-year incentive stock options to purchase shares of the Company's common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant. The options granted in 2004 to directors were 5-year non-qualified stock options to purchase shares of the Company's common stock, which become exercisable at the rate of one-fifth of the amount granted on each of the first through fifth anniversaries of the date of grant. Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years. Options granted to employees were recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year T-bill rate) in effect during the grant month, and are amortized over 10 years. Total compensation expense recognized for the three months ended March 31, 2004 for options granted to employees in the current and previous periods was $3,207. Compensation expense for the three months ended March 31, 2004 for options granted in previous periods to non-employees was $12,967.

Previously, the Company had issued options under its 1995 and 1999 stock option plans. None of the options vested under the 1999 Plan are exercisable. Options issued under the 1995 and 2002 Plans are exercisable to the extent they are vested.

                                                                           Weighted
                                                                           Average
                                                     Stock Options      Exercise Price
                                                     -------------      --------------
Outstanding at December 31, 2002                          824,300       $        0.62
Granted                                                      -                   0.00
Cancelled or forfeited                                    (10,000)               0.12
                                                     -------------
Outstanding at March 31, 2003                             814,300                0.63
                                                     =============


Outstanding at December 31, 2003                        1,056,800       $        0.51
Granted                                                   403,000                0.22
Cancelled or forfeited                                    (55,500)               0.13
                                                     -------------
Outstanding at March 31, 2004                           1,404,300                0.44
                                                     =============

                               eACCELERATION CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following table summarizes stock options outstanding at March 31, 2004:

                                Options Outstanding                           Options Exercisable
                -------------------------------------------------    -----------------------------------
                                       Average          Weighted                              Weighted
   Exercise          Number           Remaining         Average            Number             Average
    Price        Outstanding at      Contractual        Exercise       Exercisable at         Exercise
    Range        March 31, 2004      Life (Years)        Price         March 31, 2004          Price
  ----------    ----------------    --------------     ----------    ------------------    -------------
   $   0.12             910,000              9.28      $    0.12               70,500      $       0.12
       0.22             395,000              9.86           0.22                 -                  -
       0.70              25,000              1.37           0.70               25,000              0.70
       5.31              61,800              2.00           5.31                 -                  -
       6.25              12,500              6.00           6.25                 -                  -
                ----------------                                      ------------------
                      1,404,300                                                 95,500
                ================                                      ==================

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

NOTE 7.  SUBSEQUENT EVENTS

On May 13, 2004, the Company was notified by Google Inc., one of the Company's largest suppliers of Internet advertising for its online subscription services, that it is suspending the Company's advertising campaign with it, allegedly due to customer complaints. The Company believes that this action is unfounded, and it is attempting to resolve this matter in a way that will allow it to resume this campaign. However, no assurance can be given that the Company will be successful in resuming this campaign, and the Company expects that any failure to do so will have a material adverse effect on its business, results of operations and financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

MANAGEMENT OVERVIEW

         We are a provider and licensor of proprietary and open-source software and related services that are distributed primarily through the Internet. Our primary focus is developing a subscriber base for our eAcceleration online subscription service as the leading means of distributing our internally-produced software. In the first quarter of 2004, we decided to change the name of our online subscription service from "eAnthology" to "eAcceleration," which currently is being implemented.

         Our online subscription service provides a myriad of computer applications to consumers. It is composed of many different applications, including our own software product line. All components are designed to make the user's computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. Our threat-remover and protection system was initially developed in 2002, and alerts users to the presence of not only viruses, but also spyware, malware, (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm) and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e-mail such file to a remote recipient). We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats. Our online subscription service is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our users change. We endeavor to constantly respond to the needs of the consumer market, and our online subscription service is designed to meet those needs.

        We have been notified by Google Inc., one of our largest suppliers of Internet advertising for our online subscription services, that it is suspending our advertising campaign with it, allegedly due to customer complaints. We believe that this action is unfounded, and we are attempting to resolve this matter in a way that will allow us to resume this campaign. However, no assurance can be given that we will be successful in resuming this campaign, and we expect that any failure to do so will have a material adverse effect on our business, results of operations and financial condition.

         Historically, we also licensed localized versions of our individual software products for distribution in Japan. Our distribution agreement with our Japanese distributor terminated on October 29, 2003.

         We believe that the losses we have experienced in the past two years are principally attributable to the magnitude of expenses associated with growing our eAcceleration online subscription service and our deferral of recognition of a substantial portion of our online subscription revenues without a corresponding deferral of expenses. After our switch in 2002 from an advertising-based model to a subscription-based model, we focused our efforts on increasing revenues from our eAcceleration online subscription service. Achieving the desired rate of growth in our eAcceleration online subscription services requires large expenditures in advertising in order to increase sales volumes, as well as increases in the number of customer service and technical support personnel to handle the corresponding increase in customer requests that is directly proportional to the increase in sales. Advertising costs and payroll costs, which constitute our two largest variable expense categories, are not deferrable under current generally accepted accounting principles in the U.S. Our operating cash flow, as well as overall cash flow, has improved significantly since the loss of our Japanese distribution revenue due to increased sales of our eAcceleration online subscription service. There can be no assurance, however, that we will recognize sufficient revenues from this service to cover our increasing costs of advertising and payroll expenditures or to recover from our previous losses; nor is there any assurance that we will not incur losses in the future. Losses may recur, as we are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, while we are required to recognize all expenses related to the online subscriptions in the period such expenses are incurred. We are considering seeking additional financing through one or more debt, equity or convertible securities offerings.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

REVENUES

         Our revenues increased $1,483,325, or 114%, from $1,304,108 in the 2003 first quarter to $2,787,433 during the 2004 first quarter, primarily due to an increase in online subscription services revenue of $1,623,796, or 141%, to $2,774,933 during the 2004 first quarter from $1,151,137 recognized during the 2003 first quarter. This increase was primarily due to increases in advertising as well as the addition of a dedicated sales team to receive incoming sales calls. In accordance with SFAS No. 48, "Revenue Recognition When Right of Return Exists," and SOP No. 97-2, "Software Revenue Recognition," we recognized $1,743,943 of subscription revenue, excluding returns, and deferred $2,000,723 of subscription revenue on online subscriptions, for sales made during the 2004 first quarter. We recognized $1,304,377 of online revenue during the 2004 first quarter that had been deferred previously. We also accrued an estimate of returns and allowances for the current period sales of $273,387, which is netted against revenue for presentation. The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

         Internet advertising revenues in the 2004 first quarter were $12,500, as compared to $2,971 in the 2003 first quarter, an increase of $9,529 or 321%. This advertising revenue consisted of performance-based Internet advertisements created in previous years, which continue to perform for certain clients. No costs were incurred in 2004 in connection with these advertisements.

         Revenues from software licensing were $0 in the 2004 first quarter, compared to $150,000 recorded during the 2003 first quarter. The contract with our Japanese distributor was terminated effective October 29, 2003.

COST OF REVENUES

         Our cost of eAcceleration online subscription revenues increased $1,360,818, or 243%, from $559,968 during the 2003 first quarter to $1,920,786 during the 2004 first quarter. The increase in costs is due primarily to hiring of additional personnel in our customer service and technical support departments, which more than doubled the number of employees in those departments. Due to the higher volumes of subscription sales during the 2004 first quarter, credit card processing costs have also increased, and outside services costs have increased as a result of increased outsourcing of software testing.

         Our cost of software licensing revenues were $0 in the 2004 first quarter, compared to $460,990 during the 2003 first quarter, because the contract with our Japanese distributor terminated effective October 29, 2003.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling expenses during the 2004 first quarter increased $715,462 or 351%, from $203,927 during the 2003 first quarter to $919,389 during the 2004 first quarter. This increase is primarily due to increases in search engine advertising; to the purchase of television advertising in selected U.S. markets during the first quarter of 2004, which began in the fourth quarter of 2003; and to the expansion of a team of dedicated sales personnel during the first quarter of 2004, which was originally formed in the fourth quarter of 2003.

         General and administrative expenses during the first quarter of 2004 increased $165,892, or 80%, to $374,221 from $208,329 during the first quarter of 2003. This increase is due primarily to hiring of additional personnel, and increases in legal fees in connection with litigation, and in connection with patent and trademark applications and related matters.

LIQUIDITY AND CAPITAL RESOURCES

         For the three months ended March 31, 2004, we had a net loss of $(494,134). We experienced a net loss of $(167,883) during the three months ended March 31, 2003. As of March 31, 2004, we had cash of $695,782, an accumulated deficit of $(4,523,868), and a working capital deficit of $(4,009,396). In the last half of 2003 and the first quarter of 2004, however, we generated positive cash flows from operations. Operating cash flows increased from $(277,949) during the first quarter of 2003 to $345,415 during the first quarter of 2004. The increase in cash flow is primarily due to increases in sales of our online software subscriptions. If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding, if it is unable to obtain financing independently. However, there is no assurance that such additional funding from its principal stockholders will be available when needed. The Company is also considering seeking additional financing through one or more equity or convertible securities offerings, or debt offerings.

         Our liquidity is affected significantly by our cash flow. Advertising costs and payroll costs, which constitute our two largest variable expenses, are not deferrable under current generally accepted accounting principles in the U.S. Our operating cash flow, as well as overall cash flow, has improved significantly since the loss of our Japanese distribution revenue due to increased sales of our online subscription service. There can be no assurance, however, that we will recognize sufficient revenues from this service to cover our increasing costs of advertising and payroll expenditures or to recover from our previous losses; nor is there any assurance that we will not incur losses in the future. Losses may recur, as we are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, while we are required to recognize all expenses related to the online subscriptions in the period such expenses are incurred.

ADDITIONAL EVENTS AFFECTING LIQUIDITY:

         The success of our eAcceleration online subscription service is highly dependent on our ability to sell the service to subscribers via the Internet. Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer's credit card information and processes the sale electronically. One of our merchant banks terminated its services to us effective March 31, 2003 and as of March 31, 2004 held approximately $50,000 of our funds as a reserve for possible customer chargebacks. Six other merchant banks also hold an aggregate of approximately $297,000 of our funds in similar reserves as of March 31, 2004, none of which has been returned as of the date of this filing. One processor who had previously withheld funds settled accounts with us in the first quarter of 2004, and we paid an aggregate of $7,560 to this processor for chargebacks and fees in excess of the reserve held. Accordingly, $347,000, or 33% of our potentially available cash balance, is being withheld by our credit card processors. The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated; however, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks. We have established an allowance against the cash reserves in the amount of $24,300, in the event some of the reserves should prove uncollectible. This estimate is based on our historical return experience. We currently contract with several processors, and are continuing to negotiate with additional merchant banks and alternate payment method providers to further diversify our risk associated with being overly dependent on a small number of providers of these services. Some of these merchant banks or alternate service providers may require reserves and/or may limit the dollar amount of transactions that they process for us per month. We expect that the extent of the reserves required and/or amounts of processing limits, as well as the number of providers we are able to contract with, likely will have a direct effect on our financial position, results of operations and cash flow.

STOCK BONUSES

         In March 2004, we issued an aggregate of 46,882 shares of our common stock to employees in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the "2002 Plan"), all of which shares were registered under the Securities Act of 1933. The total number of shares available under the 2002 Plan is 5,000,000. We recorded $10,314 of estimated compensation expense in connection with these issuances. The board of directors determined the fair value of our common stock to be $0.22 per share at the time of issuance of these shares.

INCOME TAXES

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

SEASONALITY

         The computer software and Internet markets are characterized by significant seasonal swings in demand. We expect our net sales and operating results from our online subscription service to continue to be affected by these fluctuations in Internet usage. For our products and services, usage is typically higher in the summer and lower at year-end. Customer concerns about weak economic conditions may contribute negatively to fluctuations in our business. Our revenues may also experience substantial variations as a result of a number of other factors, such as consumer and business preferences, computer virus outbreaks, and introduction of competing products by competitors, as well as limited time promotional pricing and other offers. There can be no assurance that we will achieve consistent growth or profitability on a quarterly or annual basis.

FACTORS AFFECTING FUTURE OPERATING RESULTS

         WE ARE DEPENDENT ON A LIMITED NUMBER OF SUPPLIERS OF INTERNET ADVERTISING.

         Almost all of our online subscription service revenues, which constituted 99.6% of our revenues in the first quarter of 2004, are derived from downloads of our products resulting from our advertising on the Internet, including on search engines and portals. We are dependent on a small number of sources of such advertising, and our loss of any significant source of this advertising would be expected to have a material adverse effect on our business, results of operations and financial condition. In this regard, we have been notified by Google Inc., one of our largest suppliers of Internet advertising for our online subscription services, that it is suspending our advertising campaign with it, allegedly due to customer complaints. No assurance can be given that we will be successful in resuming this campaign, and we expect that any failure to do so will have a material adverse effect on our business, results of operations and financial condition.

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

         IF THE PRICES OF SEARCH ENGINE ADVERTISING INCREASE SIGNIFICANTLY, OUR COSTS OF DOING BUSINESS COULD SIMILARLY INCREASE IN PROPORTION TO SUCH ADVERTISING PRICE INCREASES.

         The search engine advertising market is highly competitive, and companies wishing to use this medium for advertising must bid on the ranking they wish to obtain. In the three months ended March 31, 2004, search engine advertising comprised 57% of our selling expenses. If the costs of purchasing advertising space on Internet search engine pages increases significantly, this could cause our selling expenses to correspondingly increase, and it could have a material adverse effect on our cash flows, financial position, and results of operations.

         WE MAY LOSE A SIGNIFICANT PORTION OF OUR REVENUES DUE TO ERRONEOUS CLAIMS BY SOME, INCLUDING SEVERAL SPYWARE-REMOVAL COMPANIES, THAT OUR SOFTWARE IS SPYWARE.

         Our software has been erroneously labeled by some third-party spyware-removal companies as spyware, which is a type of software that secretly forwards information about a computer user's online activities to others without the user's knowledge or consent. These spyware-removal companies and their related products could remove our software from our users' computers, which could cause us to lose a material portion of our revenues and thus could have a material adverse effect on our financial position, results of operations and cash flows. Although we are actively engaged in challenging this false allegation and taking all actions we believe necessary to defend our reputation, we cannot provide any assurance we will be successful in doing so. Further, challenging these claims may result in litigation, which could give rise to the risks described below under this section in connection with potential litigation.

         WE ARE DEPENDENT ON THE PROCESSING OF CREDIT CARD TRANSACTIONS IN CONNECTION WITH OUR ONLINE SUBSCRIPTION SERVICE, AND ANY SIGNIFICANT INTERRUPTION IN THE PROCESSING OF OUR CREDIT CARD TRANSACTIONS WOULD HAVE SERIOUS ADVERSE EFFECTS ON US.

         The success of our eAcceleration online subscription service, and our business as a whole, is dependent on our ability to sell subscriptions over the Internet to consumers. Approximately 98% of our sales of online subscriptions, which constituted 99.6% of our revenues during the first quarter of 2004, are realized through credit card sales. During the first quarter of 2004, we utilized multiple merchant banks or processors to facilitate all of our credit card transactions. Although we have contracted with several providers of these services, any failure on the part of these providers to successfully process our credit card transactions in sufficient volume could restrict our ability to sell our services, which would have a material adverse effect on our cash flows, financial position and results of operations.

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

         OUR ONLINE SUBSCRIBER BASE MAY PROVIDE INSUFFICIENT CASH FLOW TO KEEP US IN BUSINESS.

         We are developing a subscriber base for our online subscription service as the primary means of distributing our online software service. There is no assurance that we will be successful in marketing or distributing this service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate enough positive cash flow to enable us to continue in business.

         OUR ONLINE SUBSCRIPTION SERVICE RELIES ON USERS PROVIDING THEIR CREDIT CARD NUMBERS OR OTHER PERSONAL INFORMATION ONLINE IN ORDER TO SUBSCRIBE, WHICH MANY USERS MAY BE RELUCTANT TO DO, AND THIS MAY SLOW THE GROWTH OF OUR SUBSCRIPTION SERVICE CONSIDERABLY.

         Our online subscription service relies largely on users subscribing to the service using their credit card over the Internet, though other payment methods are available. Users have been known to be reluctant about providing personal information over the Internet, for fear that their information may be electronically "stolen." The unwillingness of users to provide us their personal information over the Internet may hinder the sales of our online subscription from reaching expected levels, and as a result, we may be unable to derive sufficient revenue from this activity, which could cause a material adverse effect on our expected cash flow, results of operations and financial position.

         THE SECURITY MEASURES WE HAVE IN PLACE TO PROTECT USERS' INFORMATION MAY FAIL TO OPERATE PROPERLY AND WE MAY BE SUBJECTED TO LAWSUITS FILED BY USERS FOR MISHANDLING THEIR PERSONAL INFORMATION.

         We collect personal information from users when they subscribe to our online subscription service, including their credit card information. While we have security measures in place to protect such information when it is transmitted to us over the Internet, such as Secure-Socket-Layer and other measures, we cannot guarantee that these security measures will not fail, allowing experienced computer programmers, or "hackers", access to such personal information. Such a security breach would present a threat to our users, who may file lawsuits against us, claiming that we have failed to protect their information adequately. We have no insurance protection against such claims, and an unfavorable outcome to such a lawsuit could have a material adverse impact to our financial position, cash flows and results of operations.

         WE MAY BE UNSUCCESSFUL IN OBTAINING ADDITIONAL CAPITAL.

         As of March 31, 2004, we had a working capital deficit of $(4,009,396). Since November 2001, one of our principal stockholders has loaned us an aggregate of $379,423, net of repayments, to meet current operating expenses under several long-term notes and has made a capital contribution of $40,000. If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our principal stockholders will be available when needed. We are also considering seeking additional financing through one or more equity or convertible securities offerings, or debt offerings. If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms at a time when this is needed, we could experience an adverse effect on our cash flow, financial position, and results of operations.

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

         WE HAVE INCURRED LOSSES IN PREVIOUS YEARS, AND THERE IS NO ASSURANCE THAT WE WILL RECOVER THE DEFICIT IN CAPITAL.

         We were unprofitable during the three years ended December 31, 2002, and it is possible we may incur operating losses in the future, even though in 2003, we had net income of $13,553. We experienced a net loss of $(494,134) in the first quarter of 2004. No assurance can be given that we will be profitable again in the future.

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

ITEM 3.  CONTROLS AND PROCEDURES

         We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of March 31, 2004 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC Filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         On December 15, 2003, a class action lawsuit entitled Consumer Advocates Rights Enforcement Society (CARES), for itself and others similarly situated, and Patricia Cole, for herself and all others similarly situated v. eAcceleration Corp., a Delaware corporation, d/b/a Veloz.com, also d/b/a Stop-Sign.com; Acceleration Software International Corporation, a Washington corporation, Clint Ballard and Diana Ballard, Doubleclick, Inc., a Delaware corporation and Does 1-50 inclusive, was commenced in the Superior Court of the State of California, County of San Joaquin-Stockton Branch. The plaintiffs filed an amended complaint on January 26, 2004, specifically naming us and our subsidiary, as well as our principal stockholders. We are in the process of responding to plaintiffs' first requests for discovery. We intend to defend this case vigorously.

         We are periodically subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         Exhibit No.   Description of Exhibit
         -----------   ----------------------

         10.1 Lease Agreement between the Company and Viking Bank, dated March 18, 2004.

         10.2 Lease Agreement between the Company and Plaza 305 Associates, dated March 12, 2004.

         10.3 Lease Agreement between the Company and Viking Bank, dated March 18, 2004.

         31.1 Certification of Chief Financial Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Chief Executive Officer of eAcceleration pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

         32.1 Certification of Chief Executive Officer and Chief Financial Officer of eAcceleration Corp. pursuant to
                       Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K.

         There were no reports on Form 8-K filed during the three-month period ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    EACCELERATION CORP.





Dated: May 13, 2004              By:  /s/ Clinton L. Ballard
                                    -------------------------------------
                                    Clinton L. Ballard
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)





Dated: May 13, 2004              By:  /s/ E. Edward Ahrens
                                    -------------------------------------
                                    E. Edward Ahrens
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)