Form 10QSB
period 2004-06-30
EACCELERATION CORP
filed 2004-08-16
CIK 1098862

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-29869

EACCELERATION CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	91-2006409
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1050 NE Hostmark Street, Suite 100B, Poulsbo, Washington 98370
(Address of principal executive offices)

(360) 697-9260
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,798,482 shares of Common Stock, as of August 1, 2004.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

eACCELERATION CORP.
CONSOLIDATED BALANCE SHEET

June 30, 2004
(unaudited)
ASSETS
Current assets:
Cash	$695,337
Accounts receivable	720
Net deferred tax asset – current	157,468
Prepaid expenses and other	172,916
Total current assets	1,026,441

Property and equipment, net	311,746
Intangible assets	104,406
Cash reserves, net	289,203
Net deferred tax asset – non-current	253,780
Other assets	15,327
$2,000,903

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$539,848
Accrued expenses	91,616
Deferred revenue, current portion	4,463,473
Reserve for sales returns and allowances	175,989
Notes payable to stockholder	110,241
Total current liabilities	5,381,167

Deferred revenue, less current portion	577,697
Total liabilities	5,958,864

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.0001; 100,000,000 shares authorized; 34,798,482 shares issued and outstanding	3,480
Additional paid-in capital	911,921
Accumulated deficit	(4,873,362)
(3,957,961)
$2,000,903

See accompanying notes to consolidated financial statements.

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Online software subscriptions, net of returns	$3,045,555	$1,482,173	$5,820,488	$2,633,310
Software licensing		150,000		300,000
Internet advertising	8,756	9,994	21,256	12,965
	3,054,311	1,642,167	5,841,744	2,946,275

Costs of revenue:
Online software subscriptions	2,313,561	960,396	4,234,347	1,520,364
Software licensing		114,702		575,692
Internet advertising		11,318		20,507
	2,313,561	1,086,416	4,234,347	2,116,563

Gross profit	740,750	555,571	1,607,397	829,712

Selling expenses	1,133,512	248,640	2,052,901	452,567
General and administrative expenses	351,854	251,481	726,075	459,810

Income (loss) from operations	(744,616)	55,630	(1,171,579)	(82,665)

Other income (expense)	(6,040)	(12,970)	(15,863)	(27,558)

Income (loss) before provision for income tax	(750,656)	42,660	(1,187,442)	(110,223)

Foreign income tax		(15,000)		(30,000)
Income tax (expense) benefit – current	428,785		306,610
Income tax (expense) benefit – deferred	(27,622)		37,205

Net income (loss)	$(349,493)	$27,660	$(843,627)	$(140,223)

Basic and diluted per-share information:
Net income (loss)	$(.01)	$0.00	$(.02)	$0.00

Weighted average shares outstanding
Basic and diluted	34,795,930	34,467,220	34,772,740	34,446,100

See accompanying notes to consolidated financial statements.

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(unaudited)

Cash flows from operating activities:
Net loss	$(843,627)	$(140,223)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	60,637	42,008
Value of stock options	34,253	26,220
Other		(2,859)
Issuance of common stock under equity incentive plan	11,358
Changes in operating assets and liabilities:
Restricted cash		(2,838)
Accounts receivable	(540)
Net deferred tax asset	(37,205)
Prepaid expenses and other	(111,586)
Cash reserves	67,982
Other assets	(4,127)	(174,306)
Accounts payable	206,753	103,387
Accrued expenses	(332,359)
Other current liabilities		1,741
Deferred revenue	1,608,869	(100,273)
Reserve for sales returns and allowances	53,603
Net cash provided by (used in) operating activities	714,011	(247,143)

Net cash used in investing activities	(231,335)	(11,372)

Net cash used in financing activities	(283,775)	(9,106)

Net increase (decrease) in cash	198,901	(267,621)
Cash, at beginning of period	496,436	364,512
Cash, at end of period	$695,337	$96,891

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$19,918	$28,030

Cash paid during the period for income taxes	$185,650	$

See accompanying notes to consolidated financial statements.

eACCELERATION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company and Basis of Presentation

Company

eAcceleration Corp., a Delaware corporation (the “Company”), is a provider of proprietary software, including its eAcceleration online software subscription, formerly named “eAnthology,” which is distributed directly by the Company through the Internet and, until October 2003, via a distributor in Japan that exclusively distributed Japanese versions of certain of the Company’s software. The Company has also, in the past, provided Internet-based direct marketing and advertising services, which the Company de-emphasized in 2002. Currently, the Company is pursuing additional means of distributing its online software subscription in addition to its Internet sales.

On May 14, 2004, the Company and the Company’s wholly owned subsidiary, Acceleration Software International Corporation (“ASIC”), were merged.  Pursuant to the merger, the Company assumed all of the rights and obligations of ASIC.

Interim Disclosures

The information as of June 30, 2004, and for the six months ended June 30, 2004 and 2003, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods.  The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.  The results of operations for the six months ended June 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Liquidity

The Company’s cash flow is affected significantly by its collections of revenues, and by its advertising and payroll costs, which constitute the Company’s two largest variable expense categories.  There can be no assurance, however, that the Company will recognize sufficient revenues from its online subscription service to cover its increasing costs of advertising and payroll expenditures or to recover from its previous losses; nor is there any assurance that the Company will not incur losses in the future.  As of June 30, 2004, the Company has a working capital deficit of $(4,354,726).  If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding, if it is unable to obtain financing independently.  However, there is no assurance that such additional funding from its principal stockholders will be available when needed.  The Company is also considering seeking additional financing through one or more equity or convertible securities offerings, or debt offerings.

Revenue Recognition

The Company’s subscription-based revenue from online software subscriptions is deferred and recognized on a straight-line basis monthly, over the life of the user’s subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain.  Management continuously reviews refunds granted to customers during the 30-day (previously 7-day) refund period, and provides appropriate estimates of refunds at the time of sale based on this experience.

Revenues recognized under the recently terminated contract with the Company’s Japanese distributor were accounted for in accordance with the provisions of SOPs 97-2 and 98-9.  The contract contained multiple elements, including post-contract customer support (PCS) and specified upgrades.

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

Recent Accounting Pronouncements

Several accounting standards have been issued in recent months, none of which are expected to have a material effect on the Company’s financial statements.

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

Note 2.  Notes Payable to Stockholder

The Company has borrowed an aggregate of $404,000 from the Company’s chief executive officer, who is one of the principal stockholders, under various promissory notes.  These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments.  A significant portion of the notes was paid off during the second quarter leaving an outstanding balance at June 30, 2004, of $110,241.

Note 3.  Business Segment Information

Since all the Company’s operations are located in the United States of America, the Company’s geographic revenue information is based on the country in which the sales originate.  Following is a table that shows the origin of revenues for the three and six months ended June 30, 2004 and 2003.  Certain reclassifications have been made to the 2003 business segment information to conform to the current year presentation.  These reclassifications had no effect on revenues.

	Geographic Segments
	U.S.	Asia	All Other Foreign	Consolidated Total
Three months ended June 30,
2004	$2,753,002	$24,838	$276,471	$3,054,311
2003	1,205,574	186,550	250,043	1,642,167

Six months ended June 30,
2004	$4,940,960	$73,489	$827,295	$5,841,744
2003	2,106,865	363,745	475,665	2,946,275

No geographic segment data is shown for long-lived assets, since the Company’s operations reside entirely in the United States of America.

Note 4.  Income Taxes

The Company recorded an income tax benefit of $343,815 and $0, respectively, for the six months ended June 30, 2004 and 2003.

The Company also recorded deferred tax assets and established a valuation allowance for those assets for the years ended 2004 and 2003 as follows:

	2004	2003

Deferred revenue	$1,205,765	$916,900
Amortization	61,716	62,052
Sales returns and allowances	59,836	88,465
Accrued vacation	53,913	29,597
Stock compensation expense	34,135	25,168
Depreciation	23,658	51,879
Foreign tax credits	75,166	62,886
Other	8,704
Accounts receivable write-off		40,298
Allowance for doubtful accounts		2,946

Total deferred tax assets	1,522,893	1,280,191
Less: valuation allowance	(1,111,645)	(1,280,191)
Net deferred taxes	$411,248	$0

Net deferred tax asset - current	$157,468	$—
Net deferred tax asset – non-current	253,780	$—
Total net deferred tax assets	$411,248	$—

The difference between the statutory federal rate of 34% and the income tax benefit of $343,815 and $0, respectively, for the six months ended June 30, 2004 and 2003 recorded by the Company is summarized below:

	2004	2003
Statutory tax rate	(34)%	(34)%
Change in deferred tax asset valuation allowance	5%	34%
Income tax benefit	(29)%	—

The Company’s foreign tax credit carry-forwards of $32,886 and $42,280 will expire in the years 2007 and 2008, respectively.

Note 5.  Stock-Based Compensation

In March 2004, the Company issued an aggregate of 46,882 shares and, in May 2004, the Company issued an aggregate of 5,800 shares of its common stock to employees in the form of stock bonuses under its 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with these issuances is $10,314 and $1,044 respectively.  The board of directors determined the fair value of the stock issued in March 2004 to be $0.22 per share.  The board of directors determined the fair value of its common stock issued in May 2004, based on an independent appraisal, to be $0.18 per share.

In March 2004, the Company granted time-based options to employees and directors to purchase an aggregate of 403,000 shares at $0.22 and, in May 2004, the Company granted time-based options to employees to purchase an aggregate of 123,250 shares of the Company’s common stock at $0.18 per share under the 2002 Plan.  Options granted in 2004 to employees were 10-year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant.  Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees are recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year Treasury-bill rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized for the six months ended June 30, 2004 was $7,879 for options granted to employees and $26,374 for options granted to non-employees.

Previously, the Company had issued options under its 1995 and 1999 stock option plans.  None of the options vested under the 1999 Plan are exercisable.  Options issued under the 1995 and 2002 Plans are exercisable to the extent they are vested.

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2002	824,300	$0.62
Granted	10,000	0.12
Cancelled or forfeited	(30,000)	0.12
Outstanding at June 30, 2003	804,300	0.63

Outstanding at December 31, 2003	1,056,800	$0.51
Granted	526,250	0.21
Cancelled or forfeited	(183,500)	0.15
Outstanding at June 30, 2004	1,399,550	0.44

The following table summarizes stock options outstanding at June 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at June 30, 2004	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at June 30, 2004	Weighted Average Exercise Price

$0.12	840,000	9.26	$0.12	66,000	$0.12
0.18	109,250	10.00	0.18	0	0
0.22	351,000	9.83	0.22	0	0
0.70	25,000	1.12	0.70	25,000	0.70
5.31	61,800	5.00	5.31	0	0
6.25	12,500	6.00	6.25	0	0
	1,399,500			91,000

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were as follows:

	Grants in 2003 under 2002 Plan	Grants in 2002 under 2002 Plan	1995 and 1999 Plans
Risk-free interest rate	4.0% to 4.5%	6.0%	6.0%
Stock price volatility factor	99%	99%	99%
Expected life of the options	5 and 10* years	5 and 10* years	5 and 10* years
Dividend yield	0.0%	0.0%	0.0%

*                 Non-qualified options issued to non-employees have an estimated average life of 5 years; incentive stock options granted to employees are estimated to have an average life of 10 years.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This quarterly report on Form 10-QSB includes “forward-looking statements”.  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating), or achievements expressed or implied by such forward-looking statements not to occur or be realized.  Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement; based upon current conditions; and based upon the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, those factors set forth below under “Factors Affecting Future Operating Results”, elsewhere herein and in our other filings with the Securities and Exchange Commission.

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

Management Overview

We are a provider and licensor of proprietary and open-source software and related services that are distributed primarily through the Internet.  Our primary focus is developing a subscriber base for our eAcceleration online subscription service as the leading means of distributing our internally-produced software.  In the first quarter of 2004, we changed the name of our online subscription service from “eAnthology” to “eAcceleration”.

Our online subscription service provides a myriad of computer applications to consumers.  It is composed of many different applications, including our own software product line.  All components are designed to make the user’s computing experience, both on and off the Internet, a fast, safe, easy, and fun experience.  Our threat-remover and protection system was initially developed in 2002, and alerts users to the presence of not only viruses, but also spyware, malware (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm), and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e-mail such file to a remote recipient).  We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats.  Our online subscription service is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our users change.  We endeavor to constantly respond to the needs of the consumer market, and our online subscription service is designed to meet those needs.

On May 13, 2004, we were notified by Google Inc., previously one of the largest suppliers of Internet advertising for our online subscription services, that it was suspending our advertising campaign with it, allegedly due to customer complaints.  We believed that this action was unfounded, and we have sought to resolve this matter in a way that would allow us to resume the campaign.  The Company did experience a decrease in revenue after the loss of Google.  However, we have not been able to quantify whether all, or just a portion, of that decrease was due to Google.  Several other factors may have contributed to the decline.  Historically we have experienced a decrease in revenue once a virus outbreak begins to recede.  The Sasser outbreak began tapering off in the latter part of May.  Another possible factor was the increased media coverage of the spyware issue during the second quarter of 2004.  Some third-party spyware-removal companies have erroneously listed our software as spyware.  Any one or all of these factors could have had an influence on our revenues.  In response we: (i) began discussions with Google and others in an attempt to reinstate our advertising with Google, (ii) increased our advertising with existing as well as new vendors, and (iii) opened a dialog with a number of the third-party spyware-removal companies.  In July, subsequent to the close of the quarter ended June 30, 2004, our efforts came to fruition.  We were successful in getting back on Google indirectly through a third-party vendor.  However, our margins will be smaller than those previously realized as a result of the use of the third-party vendor.  Secondly, we were successful in challenging the miscategorization of our software by one of the third-party spyware-removal companies.  We are continuing our efforts with the other companies.  However, there can be no assurance that we will be successful in maintaining this new campaign with Google or be successful challenging the other spyware-removal companies.  Failure to do so could have an adverse effect on our cash flow, financial condition, and results of operations.

Historically, we also licensed localized versions of our individual software products for distribution in Japan.  Our distribution agreement with our Japanese distributor terminated on October 29, 2003.

We believe that the losses we have experienced in the past two years are principally attributable to the magnitude of expenses associated with growing our eAcceleration online subscription service and our deferral of recognition of a substantial portion of our online subscription revenues without a corresponding deferral of expenses.  We are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, while we are required to recognize all expenses related to the online subscriptions in the period such expenses are incurred.  After our switch in 2002 from an advertising-based model to a subscription-based model, we focused our efforts on increasing revenues from our eAcceleration online subscription service.  Achieving the desired rate of growth in our eAcceleration online subscription services requires large expenditures in advertising in order to increase sales volumes, as well as increases in the number of customer service and technical support personnel to handle the corresponding increase in customer requests that is directly proportional to the increase in sales.  Advertising costs and payroll costs, which constitute our two largest variable expense categories, are not deferrable under current generally accepted accounting principles in the U.S.  There can be no assurance that we will recognize sufficient revenues from this subscription service to cover our increasing costs of advertising and payroll or to recover from our previous losses; nor is there any assurance that we will not incur losses in the future.

Results of Operations for the Three Months Ended June 30, 2004 and 2003

Revenues

Our revenues increased $1,412,144, or 86%, from $1,642,167 during the 2003 second quarter to $3,054,311 during the 2004 second quarter, primarily due to an increase in online subscription services revenue of $1,563,382, or 105%, to $3,045,555 during the 2004 second quarter from $1,482,173 recognized during the 2003 second quarter.  This increase was primarily due to increases in advertising as well as the addition of a dedicated sales team to receive incoming sales calls.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $2,597,152 of subscription revenue, excluding returns, and deferred $1,643,036 of subscription revenue on online subscriptions, for sales made during the 2004 second quarter.  We recognized $730,514 of online revenue during the 2004 second quarter that had been deferred previously. We also accrued an estimate of returns and allowances for the current period sales of $282,111, which is netted against revenue for presentation.  The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.  During the second quarter of 2004, management changed the refund period from 7 days to 30 days which is more in line with the industry standard return period.

Internet advertising revenues in the 2004 second quarter were $8,756, as compared to  $9,994 in the 2003 second quarter, a decrease of $1,238 or 12%.  This advertising revenue consisted of performance-based Internet advertisements created in previous years, which continue to perform for certain clients.  No costs were incurred in 2004 in connection with these advertisements.

Revenues from software licensing were $0 in the 2004 second quarter, compared to $150,000 recorded during the 2003 second quarter.  The contract with our Japanese distributor was terminated effective October 29, 2003.

Cost of Revenues

Our cost of eAcceleration online subscription revenues increased $1,353,165, or 141%, from $960,396 during the 2003 second quarter to $2,313,561 during the 2004 second quarter.  The increase in costs is due primarily to hiring of additional personnel in our customer service and technical support departments, which more than doubled the number of employees in those departments.  Due to the higher volumes of subscription sales during the 2004 second quarter, credit card processing costs have also increased, and outside services costs have increased as a result of increased outsourcing of software testing.

Our cost of software licensing revenues was $0 in the 2004 second quarter, compared to $114,702 during the 2003 second quarter, because the contract with our Japanese distributor terminated effective October 29, 2003.

Selling, General and Administrative Expenses

Selling expenses during the 2004 second quarter increased $884,872, or 356%, from $248,640 during the 2003 second quarter to $1,133,512 during the 2004 second quarter.  This increase is primarily due to increases in advertising and to the expansion of a team of dedicated sales personnel during the first six months of 2004, which was originally formed in the fourth quarter of 2003.

General and administrative expenses during the second quarter of 2004 increased $100,373, or 40%, to $351,854 from $251,481 during the second quarter of 2003.  This increase is due primarily to hiring of additional personnel, and increases in legal fees in connection with litigation, and in connection with patent and trademark applications and related matters.

Results of Operations for the Six Months Ended June 30, 2004 and 2003

Revenues

Our revenues increased $2,895,469, or 98%, from $2,946,275 during the first six months of 2003 to $5,841,744 during the first six months of 2004, primarily due to an increase in online subscription services revenue of $3,187,178, or 121%, to $5,820,488 during the first six months of 2004 from $2,633,310 recognized during the first six months of 2003.  This increase was primarily due to increases in advertising as well as the addition of a dedicated sales team to receive incoming sales calls.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $4,341,095 of subscription revenue, excluding returns, and deferred $3,643,759 of subscription revenue on online subscriptions, for sales made during the first six months of 2004.  We recognized $2,034,891 of online revenue in the current period that had been deferred previously. We also accrued an estimate of returns and allowances for the current period sales of $555,498, which is netted against revenue for presentation.  The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Internet advertising revenues during the first six months of 2004 were $21,256, as compared to $12,965 during the first six months of 2003, an increase of $8,291 or 64%.  This advertising revenue consisted of performance-based Internet advertisements created in previous years, which continue to perform for certain clients.  No costs were incurred in 2004 in connection with these advertisements.

Revenues from software licensing were $0 during the first six months of 2004, compared to $300,000 recorded during the first six months of 2003.  The contract with our Japanese distributor was terminated effective October 29, 2003.

Cost of Revenues

Our cost of eAcceleration online subscription revenues increased $2,713,983, or 179%, from $1,520,364 during the first six months of 2003 to $4,234,347 during the first six months of 2004.  The increase in costs is due primarily to hiring of additional personnel in our customer service and technical support departments, which more than doubled the number of employees in those departments.  Due to the higher volumes of subscription sales during the first six months of 2004, credit card processing costs have also increased, and outside services costs have increased as a result of increased outsourcing of software testing.

Our cost of software licensing revenues were $0 in the 2004 second quarter, compared to $575,692 during the first six months of 2003, because the contract with our Japanese distributor terminated effective October 29, 2003.

Selling, General and Administrative Expenses

Selling expenses during the first six months of 2004 increased $1,600,334, or 354%, from $452,567 during the first six months of 2003 to $2,052,901 during the first six months of 2004.  This increase is primarily due to increases in advertising and to the expansion of a team of dedicated sales personnel during the first six months of 2004, which was originally formed in the fourth quarter of 2003.

General and administrative expenses during the first six months of 2004 increased $266,265, or 58%, to $726,075 from $459,810 during the first six months of 2003.  This increase is due primarily to hiring of additional personnel, and increases in legal fees in connection with litigation, and in connection with patent and trademark applications and related matters.

Liquidity and Capital Resources

For the six months ended June 30, 2004, we had a net loss of $(843,627).  We experienced a net loss of $(140,223) during the six months ended June 30, 2003.  As of June 30, 2004, we had cash of $695,337, an accumulated deficit of $(4,873,362), and a working capital deficit of $(4,354,726).  In the last half of 2003 and the first six months of 2004, however, we generated positive cash flows from operations.  Operating cash flows increased from $(247,143) during the first six months of 2003 to $714,401 during the first six months of 2004.  The increase in cash flow is primarily due to increases in sales of our online software subscriptions.  This increase was tempered, however, by the suspension of our advertising campaign with Google.  If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently.  However, there is no assurance that such additional funding from our principal stockholders will be available when needed.  We are also considering seeking additional financing through one or more equity or convertible securities offerings, or debt offerings.

Additional events affecting liquidity

The success of our eAcceleration online subscription service is highly dependent on our ability to sell the service to subscribers via the Internet.  Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer’s credit card information and processes the sale electronically.  One of our merchant banks terminated its services to us effective March 31, 2003 and as of June 30, 2004 held $50,415 of our funds as a reserve for possible customer chargebacks.  Six other merchant banks also hold an aggregate of $264,388 of our funds in similar reserves as of June 30, 2004.  One processor who had previously withheld funds settled accounts with us in the first quarter of 2004, and we paid an aggregate of $7,560 to this processor for chargebacks and fees in excess of the reserve held.  Another processor returned $35,000 of the reserves it was holding.  Accordingly, $314,803, or 32% of our potentially available cash balance, is being withheld by our credit card processors.  The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated.  However, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks.  We have established an allowance against the cash reserves in the amount of $25,600, in the event some of the reserves should prove uncollectible.  This estimate is based on our historical return experience.  We currently contract with several processors, and are continuing to negotiate with additional merchant banks and alternate payment method providers to further diversify our risk associated with being overly dependent on a small number of providers of these services.  Some of these merchant banks or alternate service providers may require reserves and/or may limit the dollar amount of transactions that they process for us per month.  We expect that the extent of the reserves required and/or amounts of processing limits, as well as the number of providers we are able to contract with, likely will have a direct effect on our financial position, results of operations and cash flow.

During July, subsequent to the close of the quarter ended June 30, 2004, four processors returned an additional $200,648 of reserves they were holding.

Stock Bonuses

In  the first six months of 2004, we issued an aggregate of 52,682 shares of our common stock to employees in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act of 1933.  The total number of shares available under the 2002 Plan is 5,000,000.  We recorded $11,358 of estimated compensation expense in connection with these issuances.

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

Almost all of our online subscription service revenues are derived from downloads of our products resulting from our advertising on the Internet, including on search engines and portals.  We are dependent on a small number of sources of such advertising, and our loss of any significant source of this advertising would be expected to have a material adverse effect on our business, results of operations and financial condition.  In this regard, in May, 2004, Google Inc., formerly one of our largest suppliers of Internet advertising for our online subscription services, suspended our advertising campaign with it, allegedly due to customer complaints.  While we have resumed advertising on Google through a third-party vendor, no assurance can be given that we will be able to sustain this campaign, and we expect that any failure to do so will have a material adverse effect on our business, results of operations and financial condition.

New technologies could block our ads, which would harm our business.

Technologies may be developed that can block the display of our ads. Most of our net revenues are generated from our advertising on the Internet.  As a result, ad-blocking technology could, in the future, have a material adverse effect on our business, results of operations and financial condition.

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

If we do not continue to innovate and provide products and services that are useful to customers, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use on the Internet.  Our competitors are constantly developing software innovations. As a result, we must continue to invest significant resources in research and development in order to enhance our products and services and introduce new high-quality products and services that people will use.  If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose customers.  Our operating results would also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity or are not effectively brought to market.  As software technology continues to develop, our competitors may be able to offer products and services that are or that are perceived to be substantially similar or better than ours.  This may force us to expend significant resources in order to remain competitive.

We have to keep up with rapid technological change to remain competitive.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our products and services to evolving industry standards and to improve the performance and reliability of our products and services.  Our failure to adapt to such changes would harm our business.  New technologies could adversely affect us.  In addition, the widespread adoption of new technologies could require substantial expenditures to modify or adapt our products and services.

Our business depends on the growth and maintenance of the Internet infrastructure.

Our success will depend on the continued growth and maintenance of the Internet infrastructure.  This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services.  Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements.  In addition, viruses, worms and similar programs may harm the performance of the Internet.  The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future.  These outages and delays could reduce the level of Internet usage as well as our ability to provide our products and services.

Our business may be adversely affected by malicious third-party applications that interfere with access to the Internet.

Our business may be adversely affected by malicious applications that make changes to our customers’ computers and interfere with their access to the Internet.  These applications have in the past attempted, and may in the future attempt, to interfere with our ability to connect with our customers and interfere with their ability to connect to the Internet.  The interference often occurs without disclosure to or consent from customers, resulting in a negative experience that customers may associate with us.  These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them.  The ability to reach customers and provide them with our products and services is critical to our success.  If our efforts to combat these malicious applications are unsuccessful, our reputation may be harmed, and our communications with certain customers could be impaired. This could result in a decline in customers and associated revenues, which would damage our business.

Problems with bandwidth providers, data centers or other third parties could harm us.

We rely on third-party vendors, including data center and bandwidth providers.  Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business.  Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict.  We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide.  Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Our systems are also heavily reliant on the availability of electricity, which also comes from third-party providers.  We have no back-up generators or other power supply, so this could result in a disruption of our business.

System failures could harm our business.

Our services are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events.  Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties.  Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities.  The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.  Any unscheduled interruption in our service would put a burden on our entire organization and would result in an immediate loss of revenue.  If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed.  The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled downtime.  Any damage to or failure of our systems could result in interruptions in our service.  Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable.

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

Our software has been erroneously labeled by some third-party spyware-removal companies as spyware, which is a type of software that secretly forwards information about a computer user’s online activities to others without the user’s knowledge or consent.  These spyware-removal companies and their related products could remove our software from our users’ computers, which could cause us to lose a material portion of our revenues and thus could have a material adverse effect on our financial position, results of operations and cash flows.  We will continue our efforts in challenging these false allegations with third-party spyware-removal companies and take all actions we believe necessary to defend our reputation.  However, we cannot provide any assurance we will be successful in doing so.  Further, challenging these claims may result in litigation, which could give rise to the risks described below under this section in connection with potential litigation.

We are dependent on the processing of credit card transactions in connection with our online subscription service, and any significant interruption in the processing of our credit card transactions would have serious adverse effects on us.

The success of our eAcceleration online subscription service, and our business as a whole, is dependent on our ability to sell subscriptions over the Internet to consumers.  During the first six months of 2004, we utilized multiple merchant banks or processors to facilitate all of our credit card transactions.  Although we have contracted with several providers of these services, any failure on the part of these providers to successfully process our credit card transactions in sufficient volume could restrict our ability to sell our services, which would have a material adverse effect on our cash flows, financial position and results of operations.

If we grow very rapidly, we may be unable to hire sufficient qualified employees or find adequate office space in the county where we are currently located, and we may be forced to relocate to another city, which would present a hardship to us and our employees.

The performance of our products and sales volumes will dictate the rate of growth, if any, we will undergo in the future.  If our sales continue to increase at current rates, we expect to need to hire a significant number of additional employees to meet the demand for online subscriptions.  We intend to recruit personnel from all around the Puget Sound region to meet this expected demand, but there is no assurance that we will be successful in our recruiting efforts.  We are located in rural Kitsap County, and the availability of suitable office space is limited.  If we cannot find sufficient office space in Kitsap County to accommodate our operations as growth, if any, occurs, we may be forced to relocate to other parts of the Puget Sound area in order to find adequate office space to meet the growth in demand of our online subscriptions.  Any relocation of this magnitude would cause a significant disruption of our operations, and could have a material adverse effect on our cash flows, financial condition and results of operations.

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

We have a short operating history in an emerging and rapidly evolving market.  This makes it difficult to evaluate our future prospects.

We have only a short operating history with our online subscription service, which makes it difficult to assess our future prospects.  Also, we derive nearly all of our net revenues from our online subscription service, which is an immature industry that has undergone rapid and dramatic changes in its short history.  We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

Our online subscription service relies on users providing their credit card numbers or other personal information online in order to subscribe, which many users may be reluctant to do, and this may slow the growth of our subscription service considerably.

Our online subscription service relies largely on users subscribing to the service using their credit card over the Internet, though other payment methods are available.  Users have been known to be reluctant about providing personal information over the Internet, for fear that their information may be electronically “stolen.”  The unwillingness of users to provide us their personal information over the Internet may hinder the sales of our online subscription from reaching expected levels, and as a result, we may be unable to derive sufficient revenue from this activity, which could cause a material adverse effect on our expected cash flow, results of operations and financial position.

The security measures we have in place to protect users’ information may fail to operate properly and we may be subjected to lawsuits filed by users for mishandling their personal information.

We collect personal information from users when they subscribe to our online subscription service, including their credit card information.  While we have security measures in place to protect such information when it is transmitted to us over the Internet, such as Secure-Socket-Layer and other measures, we cannot guarantee that these security measures will not fail, allowing experienced computer programmers, or “hackers”, access to such personal information.  Such a security breach would present a threat to our users, who may file lawsuits against us, claiming that we have failed to protect their information adequately.  We have no insurance protection against such claims, and an unfavorable outcome to such a lawsuit could have a material adverse impact to our financial position, cash flows and results of operations.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and services.

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important to us.  There are events that are outside of our control that pose a threat to our intellectual property rights.  For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet.  Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.  Any significant impairment of our intellectual property rights could harm our business or our ability to compete.  Also, protecting our intellectual property rights is costly and time consuming.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and cause a material adverse effect on our expected cash flow, results of operations and financial position.

We seek to obtain patent protection for our innovations.  It is possible, however, that some of these innovations may not be protectable.  In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important.  Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

We may be unsuccessful in obtaining additional capital.

If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently.  However, there is no assurance that such additional funding from our principal stockholders will be available when needed.  We have elected not to maintain any bank line of credit at this time.  We are also considering seeking additional financing through one or more equity or convertible securities offerings, or debt offerings.  If we are unsuccessful at raising additional capital or financing through these offerings at acceptable terms at a time when this is needed, we could experience an adverse effect on our cash flow, financial position, and results of operations.

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

We have incurred losses in previous years, and there is no assurance that we will become profitable again.

We were unprofitable during the three years ended December 31, 2002, and it is possible we may incur operating losses in the future, even though in 2003, we had net income of $13,553.  We experienced a net loss of $(843,627) in the first six months of 2004.  No assurance can be given that we will be profitable again in the future.

It has been and may continue to be expensive to obtain and maintain insurance.

We contract for insurance to cover potential risks and liabilities.  In the current environment, insurance companies are increasingly specific about what they will and will not insure.  It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk.  This could leave us exposed to potential claims.  If we were found liable for a significant claim in the future, our operating results could be negatively impacted.

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

We have been named as a defendant in two purported class action lawsuits alleging deceptive Internet advertising practices.  We settled the first of these lawsuits, in connection with which we have denied all of the plaintiffs’ allegations.  While we do not believe our advertisements were confusing, pursuant to the settlement, we have modified our Internet advertising to minimize the chances of any possible confusion on the part of end users.  The second lawsuit was filed subsequently in California by Consumer Advocates Rights Enforcement Society, Inc. (CARES) and Patricia Cole.  We believe this lawsuit is without merit, and we are defending vigorously against it.

Item 3.  Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of June 30, 2004 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II — OTHER INFORMATION

Item 1.           Legal Proceedings.

Reference is hereby made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003 and all quarterly reports on Form 10-QSB since then and to the references therein for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries is a party.

We are periodically subject to various legal proceedings and claims arising in the ordinary course of business.  We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 5.           Other Information.

On May 14, 2004, Acceleration Software International Corporation, a Washington corporation and our wholly owned subsidiary, was merged with and into us pursuant to the Business Corporation Act of Washington and the General Corporation Law of Delaware, which is where we were incorporated.  Pursuant to the related agreement and plan of merger, we have assumed the rights and obligations of ASIC.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

	Exhibit No.	Description of Exhibit

	2.1	Agreement and Plan of Merger, dated May 10, 2004 between eAcceleration Corp. and Acceleration Software International Corporation.

	31.1	Certification of Chief Executive Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer and Chief Financial Officer of eAcceleration Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

There were no reports on Form 8-K filed during the three-month period ended June 30, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACCELERATION CORP.

Dated: August 16, 2004	By:	/s/ Clinton L. Ballard
Clinton L. Ballard
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 16, 2004	By:	/s/ E. Edward Ahrens
E. Edward Ahrens
Chief Financial Officer
(Principal Financial and Accounting Officer)