Form 10QSB
period 2004-09-30
EACCELERATION CORP
filed 2004-11-15
CIK 1098862

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10–QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000–29869

EACCELERATION CORP.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91–2006409 (IRS Employer Identification Number)

1050 NE Hostmark Street, Suite 100B, Poulsbo, Washington 98370
(Address of principal executive offices)

(360) 697–9260
(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 34,798,482 shares of Common Stock, as of  November 1, 2004.

Transitional Small Business Disclosure Format (check one):  Yes ☐   No ☒

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Consolidated balance sheet as of September 30, 2004 (unaudited)
Consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003 (unaudited)
Consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003 (unaudited)
Notes to consolidated financial statements (unaudited)

Item 2.	Management’s Discussion and Analysis or Plan of Operation

Item 3.	Controls and Procedures

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 4.	Submission of Matters to a Vote of Security Holders

Item 6.	Exhibits and Reports on Form 8–K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

eACCELERATION CORP.
CONSOLIDATED BALANCE SHEET

September 30, 2004
(unaudited)
ASSETS
Current assets:
Cash	$563,359
Net deferred tax asset — current	523,322
Prepaid expenses and other	222,670
Income tax receivable	213,210
Total current assets	1,522,561

Property and equipment, net	303,940
Intangible assets, net	103,787
Cash reserves, net	96,668
Net deferred tax asset — non–current	211,800
Other assets	25,327
$2,264,083

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$509,619
Accrued expenses	351,609
Deferred revenue, current portion	4,740,753
Reserve for sales returns and allowances	100,402
Notes payable to stockholder	102,569
Total current liabilities	5,804,952

Deferred revenue, less current portion	632,168
Total liabilities	6,437,120

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.0001; 100,000,000 shares authorized; 34,798,482 shares issued and outstanding	3,480
Additional paid–in capital	917,277
Accumulated deficit	(5,093,794)
(4,173,037)
$2,264,083

See accompanying notes to consolidated financial statements.

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Revenues:
Online software subscriptions, net of returns	$3,462,556	$1,814,585	$9,283,044	$4,447,895
Software licensing	0	150,000	0	450,000
Internet advertising	3,450	13,876	24,706	26,841
	3,466,006	1,978,461	9,307,750	4,924,736

Costs of revenue:
Online software subscriptions	2,293,953	1,036,838	6,528,300	2,557,202
Software licensing	0	129,390	0	705,082
Internet advertising	0	10,463	0	30,970
	2,293,953	1,176,691	6,528,300	3,293,254

Gross profit (loss)	1,172,053	801,770	2,779,450	1,631,482

Selling expenses	1,098,843	648,055	3,151,744	1,100,622
General and administrative expenses	467,595	384,436	1,193,670	844,246

Income (loss) from operations	(394,385)	(230,721)	(1,565,964)	(313,386)

Other income (expense)	(2,520)	(106,841)	(18,383)	(134,399)

Income (loss) before provision for income tax	(396,905)	(337,562)	(1,584,347)	(447,785)
Income tax (expense) benefit — current	(147,402)	(133,674)	159,208	(163,674)
Income tax (expense) benefit — deferred	323,874		361,079

Net income (loss)	$(220,433)	$(471,236)	$(1,064,060)	$(611,459)

Basic and diluted per–share information:
Net income (loss)	$(0.01)	$(0.01)	$(0.03)	$(0.02)

Weighted average shares outstanding
Basic and diluted	34,798,482	34,480,300	34,781,634	34,457,290

See accompanying notes to consolidated financial statements.

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(unaudited)

Cash flows from operating activities:
Net loss	$(1,064,060)	$(611,459)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Depreciation and amortization	93,995	64,048
Value of stock options	39,610	48,249
Issuance of common stock under equity incentive plan	11,358	1,890
Changes in operating assets and liabilities:
Restricted cash	0	(4,075)
Accounts receivable and other current assets	180	(138,322)
Net deferred tax asset	(361,079)	0
Prepaid expenses and other	(161,340)	0
Income tax receivable	(213,210)	0
Cash reserves	260,517	(224,419)
Other assets non–current assets	(14,128)	5,250
Accounts payable	176,524	119,271
Accrued expenses and other current liabilities	(207,314)	303,213
Deferred revenue	1,940,620	671,842
Reserve for returns and allowances	(21,984)	0
Net cash provided by (used in) operating activities	614,637	235,488
Cash flows from investing activities:
Purchase of equipment	(242,282)	(18,282)
Domain names acquired	(13,985)	0
Net cash provided by (used in) investing activities	(256,267)	(18,282)
Cash flows from financing activities:
Payments made on notes payable	(291,447)	(17,652)
Net cash provided by (used in) financing activities	(291,447)	(17,652)
Net increase (decrease) in cash	66,923	199,554
Cash, at beginning of period	496,436	364,512

Cash, at end of period	$563,359	$564,066

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$18,839	$49,027

Cash paid during the period for income taxes	$202,522	$15,103

See accompanying notes to consolidated financial statements.

eACCELERATION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. The Company and Basis of Presentation

Company

eAcceleration Corp., a Delaware corporation (the “Company”), is a provider of proprietary software, including its eAcceleration online software subscription, formerly named “eAnthology,” which is distributed directly by the Company through the Internet and, until October 2003, via a distributor in Japan that exclusively distributed Japanese versions of certain of the Company’s software. The Company has also, in the past, provided Internet–based direct marketing and advertising services, which the Company de–emphasized in 2002. Currently, the Company is pursuing additional means of distributing its online software subscription services in addition to its Internet sales.

On May 14, 2004, the Company and the Company’s wholly owned subsidiary, Acceleration Software International Corporation (“ASIC”), were merged. Subsequent to the merger, the Company has assumed all of the rights and obligations of ASIC.

Interim Disclosures

The information as of September 30, 2004, and for the nine months ended September 30, 2004 and 2003, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods. The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10–QSB and Regulation S–B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10–KSB for the year ended December 31, 2003. The results of operations for the nine months ended September 30, 2004, are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

Liquidity

The Company’s cash flow is dependent on its ability to generate and collect revenues from its subscription services, and manage its advertising and payroll costs, which constitute the two largest variable expense categories. There can be no assurance, however, that the Company will recognize sufficient revenues to cover its increasing costs or to recover from its previous losses; nor is there any assurance that the Company will not incur losses in the future. As of September 30, 2004, the Company has a working capital deficit of $(4,282,391). If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding, if it is unable to obtain financing independently. However, there is no assurance that such additional funding from its principal stockholders will be available when needed. Although we have no current plans, the Company is also considering seeking additional financing through one or more equity or convertible securities offerings.

Revenue Recognition

The Company’s subscription–based revenue from online software subscriptions is deferred and recognized on a straight–line basis monthly, over the life of the user’s subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain. Management continuously reviews refunds granted to customers during the 30–day refund period, and provides appropriate estimates of refunds at the time of sale based on this experience.

Revenues recognized in 2003 under the contract with the Company’s Japanese distributor were accounted for in accordance with the provisions of SOPs 97–2 and 98–9. The contract contained multiple elements, including post–contract customer support (PCS) and specified upgrades. This contract was terminated on October 29, 2003.

The Company has employed various pay–for–performance web–based advertising methods in the past. Although the Company is no longer active in this line of business, it continues to generate a small amount of Internet advertising revenue from performance–based advertising created in previous years, which continues to perform for certain clients. No costs have been incurred in 2004 in connection with these advertisements. Internet advertising revenues are recognized in the period in which users execute pre–defined actions related to that advertising.

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

Note 2. Notes Payable to Stockholder

The Company has borrowed an aggregate of $404,000 from the Company’s chief executive officer, who is one of the principal stockholders, under various promissory notes. These notes bear interest at 10%, are payable on demand, and require monthly interest–only payments. A significant portion of the notes was paid off during the second quarter leaving an outstanding balance at September 30, 2004, of $102,569.

Note 3. Business Segment Information

Since all the Company’s operations are located in the United States of America, the Company’s geographic revenue information is based on the country in which the sales originate. Following is a table that shows the origin of revenues for the three and nine months ended September 30, 2004 and 2003. Certain reclassifications have been made to the 2003 business segment information to conform to the current year presentation. These reclassifications had no effect on total revenues.

	Geographic Segments
Three months ended September 30,	U.S.	Asia	All Other Foreign	Consolidated Total
2004	$2,916,175	$43,147	$506,684	$3,466,006
2003	$1,685,933	$168,592	$123,936	$1,978,461

Nine months ended September 30,
2004	$7,857,134	$116,637	$1,333,979	$9,307,750 6
2003	$3,992,948	$494,540	$437,248	$4,924,73

No geographic segment data is shown for long–lived assets, since the Company’s operations reside entirely in the United States of America.

Note 4. Income Taxes

The Company recorded an income tax benefit (expense) of $520,287 and ($163,674), respectively, for the nine months ended September 30, 2004 and 2003.

The Company also recorded deferred tax assets and established a valuation allowance for those assets for the years ended 2004 and 2003 as follows:

	2004	2003

Deferred revenue	$1,157,531	$1,179,420
Amortization	61,156	62,366
Reserve for sales returns and allowances	34,137	26,291
Accrued vacation	60,106	29,447
Stock option compensation expense	34,388	20,711
Depreciation	21,887	46,433
Foreign taxes	0	45,000
Foreign tax credit carryforwards	75,166	32,886
Other	5,577	0
Accounts receivable write–off	0	40,298
Allowance for doubtful accounts	0	2,390
Net operating loss carryforwards	353,532	0

Total deferred tax assets	1,803,480	1,485,242
Less: valuation allowance	(1,068,358)	(1,485,242)
Net deferred taxes	$735,122	$0

Net deferred tax asset — current	$523,322	$0
Net deferred tax asset — non–current	211,800	$0
Total net deferred tax assets	$735,122	$0

The difference between the statutory federal rate of 34% and the income tax benefit (expense) of $520,287 and ($163,674), respectively, for the nine months ended September 30, 2004 and 2003 recorded by the Company is summarized below:

	2004	2003
Statutory tax rate	(34)%	(34% )%
Foreign tax credit	0%	3%
Change in deferred tax asset valuation allowance	1%	57%
U.S. Income tax provision	(33)%	26%

The Company’s foreign tax credit carry–forwards of $32,886 and $42,280 will expire in the years 2007 and 2008, respectively.

Note 5. Stock–Based Compensation

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

In March 2004, the Company granted time–based options to employees and directors to purchase an aggregate of 403,000 shares at $0.22 and, in May 2004, the Company granted time–based options to employees to purchase an aggregate of 123,250 shares of the Company’s common stock at $0.18 per share under the 2002 Plan. Options granted in 2004 to employees were 10–year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one–tenth of the amount granted on each of the first through tenth anniversaries of the date of grant. Options granted to non–employees are recorded at fair value utilizing the Black–Scholes valuation method and are amortized over five years. Options granted to employees are recorded at fair value utilizing the Black–Scholes valuation method, at the risk–free interest rate (10–year Treasury–bill rate) in effect during the grant month, and are amortized over 10 years. Total compensation expense recognized for the nine months ended September 30, 2004 was $12,493 for options granted to employees and $27,117 for options granted to non–employees.

Previously, the Company had issued options under its 1995 and 1999 stock option plans. None of the options vested under the 1999 Plan are exercisable. Options issued under the 1995 and 2002 Plans are exercisable to the extent they are vested.

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2002	824,300	$0.62
Granted	70,000	0.12
Cancelled or forfeited	(70,000)	0.12
Outstanding at September 30, 2003	824,300	0.62

Outstanding at December 31, 2003	1,056,800	$0.51
Granted	526,250	0.21
Cancelled or forfeited	(290,000)	0.15
Outstanding at September 30, 2004	1,293,050	0.47

The following table summarizes stock options outstanding at September 30, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at September 30, 2004	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at September 30, 2004	Weighted Average Exercise Price

$0.12	762,500	9.23	$0.12	62,000	$0.12
0.18	92,250	10.00	0.18	0	0.18
0.22	339,000	9.82	0.22	0	0.22
0.70	25,000	0.87	0.70	25,000	0.70
5.31	61,800	5.00	5.31	0	5.31
6.25	12,500	6.00	6.25	0	6.25
	1,293,050			87,000

The fair value of each option granted is estimated at the date of grant using the Black–Scholes option–pricing model. The assumptions used in calculating the fair value of the options granted were as follows:

	Grants in 2004 under 2002 Plan	Grants in 2003 under 2002 Plan	Grants in 2002 under 2002 Plan	1995 and 1999 Plans

Risk–free interest rate	3.8 to 4.7%	4.0 to 4.5%	6.0%	6.0%

Stock price volatility factor	99%	99%	99%	99%
Expected life of the options	5 and 10* years	5 and 10* years	5 and 10* years	5 and 10* years

Dividend yield	0.0%	0.0%	0.0%	0.0%

*                 Non–qualified options issued to non–employees have an estimated average life of 5 years; incentive stock options granted to employees are estimated to have an average life of 10 years.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

This quarterly report on Form 10–QSB includes “forward–looking statements”. Forward–looking statements involve known and unknown risks, uncertainties and other factors which could cause the actual results, performance (financial or operating), or achievements expressed or implied by such forward–looking statements not to occur or be realized. Such forward–looking statements generally are based upon our best estimates of future results, performance or achievement; based upon current conditions; and based upon the most recent results of operations. Forward–looking statements may be identified by the use of forward–looking terminology such as “may,” “will,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue” or similar terms, variations of those terms or the negative of those terms. Potential risks and uncertainties include, among other things, those factors set forth below under “Factors Affecting Future Operating Results”, elsewhere herein and in our other filings with the Securities and Exchange Commission.

Investors should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward–looking statements. We undertake no obligation to publicly update or revise any forward–looking statements, whether as a result of new information, future events or otherwise.

Management Overview

We are a provider and licensor of proprietary and open–source software and related services that are distributed primarily through the Internet. Our primary focus is developing a subscriber base for our eAcceleration online subscription service as the leading means of distributing our internally–produced software.

Our online subscription service provides a myriad of computer applications to consumers. It is composed of many different applications, including our own software product line. All components are designed to make the user’s computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. Our threat–remover and protection system was initially developed in 2002, and alerts users to the presence of not only viruses, but also spyware, malware (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm), and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e–mail such file to a remote recipient). We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats. Our online subscription service is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our users change. We endeavor to constantly respond to the needs of the consumer market, and our online subscription service is designed to meet those needs.

During the first nine months of 2004, our net losses increased $452,601, or 74%, from ($611,459) for the first nine months of 2003 to ($1,064,060) for the first nine months of 2004. We believe that the increase in losses over the relevant periods principally is attributable to the magnitude of expenses associated with growing our eAcceleration online subscription service as well as the manner in which we are required to report the associated revenues and expenses. We are required by accounting standards to recognize revenues pro–rata over the term of the subscriptions sold, but recognize the associated expenses as incurred. Even though the revenues are deferred, the associated cash receipts are booked as received. As shown on the Consolidated Statements of Cash Flows, our Net Cash Provided by Operating Activities increased 161% from $235,488 as of September 30, 2003 to $614,637 as of September 30, 2004. Deferred revenue increased 189% from $671,842 as of September 30, 2003 to $1,940,620 as of September 30, 2004. As of September 30, 2004 total Deferred Revenue was $5,372,921.

On May 13, 2004, we were notified by Google Inc., previously one of the largest suppliers of Internet advertising for our online subscription services, that it was suspending our advertising campaign with it, allegedly due to customer complaints. We believe that this action, although unfounded, may have been caused, in part, by certain third–party spyware removal companies having erroneously listed our software as spyware. Following this action, the Company experienced a decrease in revenue. We have not been able to quantify the extent to which this decrease was due to the suspension of our advertising campaign through Google.

Following Google’s action, we sought to resolve this matter in a way that would allow us to resume our advertising campaign with Google. We: (i) began discussions with Google and others in an attempt to reinstate our advertising with Google, (ii) increased our advertising with existing as well as new vendors, and (iii) made certain improvements to our software to enhance its functionality and appearance, including improvements to lessen the risk of our software being erroneously listed as spyware. We were successful in challenging the miscategorization of our software by a number of third–party spyware–removal companies. We are continuing our efforts with the other companies, however, there can be no assurance that we will be successful.

In October, subsequent to the close of the quarter ended September 30, 2004, as reported on Form 8–K filed on October 28, 2004, we reached a successful conclusion to our discussions with Google and have resumed our advertising campaign with them. However, since we first began advertising with Google, advertising through search engines has become the dominant means of advertising on the Internet and prices have increased accordingly. As a result, we may not be able to generate gross profit margins comparable to those we previously experienced in our advertising campaign with Google.

Results of Operations for the Three Months Ended September 30, 2004 and 2003

Revenues

Our revenues increased $1,487,545, or 75%, from $1,978,461 during the 2003 third quarter to $3,466,006 during the 2004 third quarter, primarily due to an increase in online subscription services revenue of $1,647,971, or 91%, to $3,462,556 during the 2004 third quarter from $1,814,585 recognized during the 2003 third quarter. This increase was primarily due to increases in advertising as well as the addition of a dedicated sales team to receive incoming sales calls. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97–2, “Software Revenue Recognition,” we recognized $3,016,906 of subscription revenue, excluding returns, and deferred $936,424 of subscription revenue on online subscriptions, for sales made during the 2004 third quarter. We recognized $604,672 of online revenue during the 2004 third quarter that had been deferred previously. We also accrued an estimate of returns and allowances for the current period sales of $159,022, which is netted against revenue for presentation. The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48. During the second quarter of 2004, management changed the refund period from 7 days to 30 days which is more in line with the industry standard return period.

Internet advertising revenues in the 2004 third quarter were $3,450, as compared to $13,876 in the 2003 third quarter, a decrease of $10,426 or 75%. This advertising revenue consisted of performance–based Internet advertisements created in previous years, which continue to perform for certain clients. No costs were incurred in 2004 in connection with these advertisements.

Revenues from software licensing were $0 in the 2004 third quarter, compared to $150,000 recorded during the 2003 third quarter. The contract with our Japanese distributor was terminated effective October 29, 2003.

Cost of Revenues

Our cost of eAcceleration online subscription revenues increased $1,257,115, or 121%, from $1,036,838 during the 2003 third quarter to $2,293,953 during the 2004 third quarter. The increase in costs is due primarily to hiring of additional personnel in our customer service and technical support departments. Due to the higher volumes of subscription sales during the 2004 third quarter, credit card processing costs have also increased.

Our cost of software licensing revenues were $0 in the 2004 third quarter, compared to $129,390 during the 2003 third quarter, because the contract with our Japanese distributor terminated effective October 29, 2003.

Selling, General and Administrative Expenses

Selling expenses during the 2004 third quarter increased $450,788, or 70%, from $648,055 during the 2003 third quarter to $1,098,843 during the 2004 third quarter. This increase is primarily due to increases in advertising and to the expansion of a team of dedicated sales personnel during the first nine months of 2004, which was originally formed in the fourth quarter of 2003.

General and administrative expenses during the third quarter of 2004 increased $83,159, or 22%, to $467,595 from $384,436 during the third quarter of 2003. This increase is due primarily to hiring of additional personnel and bonuses paid.

Results of Operations for the Nine Months Ended September 30, 2004 and 2003

Revenues

Our revenues increased $4,383,014, or 89%, from $4,924,736 during the first nine months of 2003 to $9,307,750 during the first nine months of 2004, primarily due to an increase in online subscription services revenue of $4,835,149, or 109%, to $9,283,044 during the first nine months of 2004 from $4,447,895 recognized during the first nine months of 2003. This increase was primarily due to increases in advertising as well as the addition of a dedicated sales team to receive incoming sales calls. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97–2, “Software Revenue Recognition,” we recognized $7,358,001 of subscription revenue, excluding returns, and deferred $4,580,183 of subscription revenue on online subscriptions, for sales made during the first nine months of 2004. We recognized $2,639,563 of online revenue in the current period that had been deferred previously. We also accrued an estimate of returns and allowances for the current period sales of $714,520, which is netted against revenue for presentation. The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Internet advertising revenues during the first nine months of 2004 were $24,706, as compared to $26,841 during the first nine months of 2003, a decrease of $2,135 or 8%. This advertising revenue consisted of performance–based Internet advertisements created in previous years, which continue to perform for certain clients. No costs were incurred in 2004 in connection with these advertisements.

Revenues from software licensing were $0 during the first nine months of 2004, compared to $450,000 recorded during the first nine months of 2003. The contract with our Japanese distributor was terminated effective October 29, 2003.

Cost of Revenues

Our cost of eAcceleration online subscription revenues increased $3,971,098, or 155%, from $2,557,202 during the first nine months of 2003 to $6,528,300 during the first nine months of 2004. The increase in costs is due primarily to hiring of additional personnel in our customer service and technical support departments. Due to the higher volumes of subscription sales during the first nine months of 2004, credit card processing and telephone costs have increased. In addition, outside services costs have increased as a result of increased outsourcing of testing.

Our cost of software licensing revenues was $0 in the 2004 third quarter, compared to $705,082 during the first nine months of 2003, because the contract with our Japanese distributor terminated effective October 29, 2003.

Selling, General and Administrative Expenses

Selling expenses during the first nine months of 2004 increased $2,051,122, or 186%, from $1,100,622 during the first nine months of 2003 to $3,151,744 during the first nine months of 2004. This increase is primarily due to increases in advertising and to the expansion of a team of dedicated sales personnel during the first nine months of 2004, which was originally formed in the fourth quarter of 2003.

General and administrative expenses during the first nine months of 2004 increased $349,424, or 41%, to $1,193,670 from $844,246 during the first nine months of 2003. This increase is due primarily to hiring of additional personnel; increases in salaries and bonuses, and increases in legal fees in connection with litigation, and in connection with patent and trademark applications and related matters.

Liquidity and Capital Resources

For the nine months ended September 30, 2004, we had a net loss of $(1,064,060). We experienced a net loss of $(611,459) during the nine months ended September 30, 2003. As of September 30, 2004, we had cash of $563,359, an accumulated deficit of $(5,093,794) and a working capital deficit of $(4,282,391)). In the last half of 2003 and the first nine months of 2004, however, we generated positive cash flows from operations. Operating cash flows increased from $235,488 during the first nine months of 2003 to $614,637 during the first nine months of 2004. The increase in cash flow is primarily due to increases in sales of our online software subscriptions. This increase was tempered, however, by the suspension of our advertising campaign with Google, which campaign has since been reinstated. If we require additional funds for operations, we believe that our principal stockholders will provide additional funding, if we are unable to obtain financing independently. However, there is no assurance that such additional funding from our principal stockholders will be available when needed. Although we have no current plans, we are also considering seeking additional financing through one or more equity or convertible securities offerings.

Additional events affecting liquidity

The success of our eAcceleration online subscription service is highly dependent on our ability to sell the service to subscribers via the Internet. Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer’s credit card information and processes the sale electronically. Six of our credit card processors hold a combined total of $113,068 in cash reserves. The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated. However, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks. We have established an allowance against the cash reserves in the amount of $16,400, in the event some of the reserves should prove uncollectible. This estimate is based on our historical return experience. We currently contract with several processors, and are continuing to negotiate with additional merchant banks and alternate payment method providers to further diversify our risk. Some of these merchant banks or alternate service providers may require reserves and/or may limit the dollar amount of transactions that they process for us per month. We expect that the extent of the reserves required and/or amounts of processing limits, as well as the number of providers we are able to contract with, likely will have a direct effect on our financial position, results of operations and cash flow.

Stock Bonuses

In the first nine months of 2004, we issued an aggregate of 52,682 shares of our common stock to employees in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act of 1933. The total number of shares available under the 2002 Plan is 5,000,000. We recorded $11,358 of estimated compensation expense in connection with these issuances.

Income Taxes

We utilize the liability method of accounting for income taxes. Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences, which are based on differences occurring between GAAP financial results and tax financial results.

At present, the State of Washington does not impose income taxes on corporations, but it does impose a business and occupation tax on corporations conducting business in the State of Washington.

Inflation

We believe that inflation has generally not had a material impact on our operations.

Off–Balance Sheet Arrangements

We do not have and are not reasonably likely to have any off–balance sheet arrangements that would have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that would be material to investors.

Seasonality

The computer software and Internet markets are characterized by significant seasonal swings in demand. We expect our net sales and operating results from our online subscription service to continue to be affected by these fluctuations in Internet usage. For our products and services, usage is typically higher in the summer and lower at year–end.

Factors Affecting Future Operating Results

We are dependent on a limited number of suppliers of Internet advertising.

A large percentage of our online revenues are derived from downloads of our products resulting from our advertising on the Internet. We are dependent on a small number of sources of such advertising, and our loss of any significant source of this advertising would be expected to have a material adverse effect on our business. During the second quarter of 2004, Google, one of our largest suppliers of Internet advertising, suspended our advertising campaign, allegedly due to customer complaints. We believe that this action, although unfounded, may have been caused, in part, by certain third–party spyware removal companies having erroneously listed our software as spyware Following these actions, the Company experienced a decrease in revenue. We have not been able to quantify the extent to which this decrease was due to the suspension of our advertising campaign through Google. We continued discussions with Google and, on October 22, 2004, after the close of the third quarter on September 30, 2004, were successful in reinstating our advertising campaign with Google.

If Microsoft bundles a fully–functional anti–virus product with the Windows operating system in the future, or makes an anti–virus program available for free to Windows customers, or begins to bundle anti–virus products with Windows on new computers, our business would suffer.

If Microsoft Corporation decides to incorporate a fully–functional anti–virus program into its Windows home and business versions or makes such a product available for free to new or existing customers, this would be expected to have a material adverse effect on our sales, our business, our cash flows and our results of operations.

If we do not continue to innovate and provide products and services that are useful to customers, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use on the Internet. Our competitors are constantly developing software innovations. As a result, we must continue to invest significant resources in order to enhance our products and services and introduce new high–quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose customers. Our operating results would also suffer if our innovations are not responsive to the needs of our customers, are not appropriately timed with market opportunity or are not effectively brought to market. As software technology continues to develop, our competitors may be able to offer products and services that are or that are perceived to be substantially similar to or better than ours. This may force us to expend significant resources in order to remain competitive.

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

Our success depends on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our products and services.

Our business may be adversely affected by malicious third–party applications that interfere with access to the Internet.

Our business may be adversely affected by malicious applications that make changes to our customers’ computers and interfere with their access to the Internet. These applications interfere with our ability to connect with our customers and interfere with their ability to connect to the Internet. The interference often occurs without disclosure to or consent of customers, resulting in a negative experience that customers may associate with us. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to reach customers and provide them with our products and services is critical to our success. If our efforts to combat these malicious applications are unsuccessful, our reputation may be harmed, and our communications with certain customers could be impaired. This could result in a decline in customers and associated revenues, which would damage our business.

Problems with bandwidth providers, data centers or other third parties could harm us.

We rely on third–party vendors, including data center and bandwidth providers. Any disruption in the network access or co–location services provided by these third–party providers or any failure of these third–party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third–party vendors, which increases our vulnerability to problems with the services they provide. Any errors, failures, interruptions or delays experienced in connection with these third–party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Our systems are also heavily reliant on the availability of electricity, which also comes from third–party providers. We have no back–up generators or other power supply, so this could result in a disruption of our business.

System failures could harm our business.

Our services are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our system, and similar events. Our data centers are also subject to break–ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. Any unscheduled interruption in our service would put a burden on our entire organization and would result in an immediate loss of revenue. If we experience frequent or persistent system failures, our reputation and brand could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled downtime.

If the level of virus outbreaks drops significantly, demand for our flagship program would decrease.

If the writers of viruses worldwide were to stop or significantly reduce writing or disseminating these programs, demand for our flagship Stop–Sign service would plummet, and it would have an adverse effect on our cash flows, financial position and results of operations.

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

We may lose a significant portion of our revenues due to erroneous claims by some, including several spyware–removal companies, that our software is spyware.

Our software has been erroneously labeled by some third–party spyware–removal companies as spyware, which is a type of software that secretly forwards information about a computer user’s online activities to others without the user’s knowledge or consent. These spyware–removal companies and their related products could remove our software from our users’ computers or negatively impact sales of our subscription services. The occurrence of either of these, or similar, events could cause us to lose a material portion of our revenues and, thus, could have a material adverse effect on our financial position, results of operations and cash flows. We will continue our efforts in challenging these false allegations with third–party spyware–removal companies and take all actions we believe necessary to defend our reputation. However, we cannot provide any assurance we will be successful in doing so.

We are dependent on the processing of credit card transactions in connection with our online subscription service, and any significant interruption in the processing of our credit card transactions would have serious adverse effects on us.

The success of our eAcceleration online subscription service, and our business as a whole, is dependent on our ability to sell subscriptions over the Internet to consumers. We utilize multiple merchant banks or processors to facilitate all of our credit card transactions. Any failure on the part of these providers to successfully process our credit card transactions in sufficient volume could restrict our ability to sell our services, which would have a material adverse effect on our cash flows, financial position and results of operations.

If we grow very rapidly, we may be unable to hire sufficient qualified employees or find adequate office space in the county where we are currently located, and we may be forced to relocate to another city, which would present a hardship to us and our employees.

The performance of our products and sales volumes will dictate the rate of growth, if any, we will undergo in the future. If our sales continue to increase, we to need to hire additional employees to meet the demand for online subscriptions. We recruit personnel from all around the Puget Sound region to meet this expected demand, but there is no assurance that we will be successful in our recruiting efforts. We are located in rural Kitsap County, and the availability of suitable office space is limited. There can be no assurance that we will be able to find additional space if needed.

Our online subscriber base may provide insufficient cash flow to keep us in business.

We continue to develop a subscriber base for our online subscription service. The subscription service provides the majority of our revenue and is the primary means of distributing our software products. There is no assurance that we will be successful in marketing or distributing this service, nor that user acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate enough positive cash flow to enable us to continue in business.

We have a short operating history in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects.

We have a short operating history with our online subscription service, which makes it difficult to assess our long term prospects. It is an immature industry that has undergone rapid and dramatic changes in its short history. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

Our online subscription service relies on users providing their credit card numbers or other personal information online in order to subscribe, which many users may be reluctant to do, and this may slow the growth of our subscription service.

Our online subscription service relies largely on users subscribing to the service using their credit card over the Internet, though other payment methods are available. Users may be reluctant about providing personal information over the Internet, for fear that their information may be electronically stolen. The unwillingness of users to provide their personal information over the Internet may hinder the sales of our online subscription services. As a result, we may be unable to derive sufficient revenue from this activity, which could cause a material adverse effect on our expected cash flow, results of operations and financial position.

The security measures we have in place to protect users’ information may fail to operate properly and we may be subjected to lawsuits filed by users for mishandling their personal information.

We collect personal information from users when they subscribe to our online subscription service, including their credit card information. While we have security measures in place to protect such information when it is transmitted to us over the Internet, such as Secure–Socket–Layer and other measures, we cannot guarantee that these security measures will not fail, allowing experienced computer programmers, or “hackers”, access to such personal information. Such a security breach would present a threat to our users, who may file lawsuits against us, claiming that we have failed to protect their information adequately. We have no insurance protection against such claims, and an unfavorable outcome to such a lawsuit could have a material adverse impact to our financial position, cash flows and results of operations.

Our intellectual property rights are valuable, and the inability to protect them could reduce the value of our products and services.

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important to us. However, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Protecting our intellectual property rights is costly and time consuming and an increase in the unauthorized use of our intellectual property could make it more expensive to do business. This additional cost could cause a material adverse effect on our expected cash flow, results of operations and financial position.

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

We were unprofitable during the three years ended December 31, 2002, and it is possible we may incur operating losses in the future, even though in 2003, we had net income of $13,553. We experienced a net loss of $(1,064,060) in the first nine months of 2004. No assurance can be given that we will be profitable again in the future.

It has been and may continue to be expensive to obtain and maintain insurance.

We contract for insurance to cover potential risks and liabilities. As insurance companies become more risk averse, we may not be able to obtain adequate coverage to meet our needs. This could leave us exposed to potential claims and negatively impact our operating results.

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

Item 3. Controls and Procedures

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rules 13a–15(e) and 15d–15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of September 30, 2004 are effective in timely alerting them to material information relating to the company required to be included in our periodic SEC filings. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Based on this evaluation, there were no changes in our internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is hereby made to Item 3 of the Company’s Annual Report on Form 10–KSB for the year ended December 31, 2003 and all quarterly reports on Form 10–QSB since then and to the references therein for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries is a party.

We are periodically subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

(a)           The annual meeting of stockholders of eAcceleration Corp. was held on July 15, 2004.

(b)           All director nominees were elected. The votes cast with respect to each director were as follows:

Election of Directors

Director	Votes Received	Votes Withheld

Clinton L. Ballard	17,584,714	0

Diana T. Ballard	17,584,714	0

Edward P. Swain, Jr.	17,584,714	0

William E. Hoke	17,584,714	0

(c)           There were no other matters voted upon by the stockholders at the meeting.

Item 6.    Exhibits and Reports on Form 8–K.

(a)           Exhibits.

Exhibit No.

Description of Exhibit

31.1	Certification of Chief Executive Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes–Oxley Act of 2002.

31.2	Certification of Chief Financial Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes–Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of eAcceleration Corp. pursuant to Section 906 of the Sarbanes–Oxley Act of 2002.

(b)           Reports on Form 8–K during the quarter ended September 30, 2004.

A Form 8–K was filed on October 1, 2004 under Items 1.01 and 9.01, relating to a Purchase and Sale Agreement entered into on September 27, 2004 between the Company and the Bremerton School District No. 100–C for the purchase of certain real property located in the City of Bremerton, Washington.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EACCELERATION CORP.
Dated: November 15, 2004	By:	/s/ Clinton L. Ballard
Clinton L. Ballard
President and Chief Executive Officer
(Principal Executive Officer)
Dated: November 15, 2004	By:	/s/ E. Edward Ahrens
E. Edward Ahrens
Chief Financial Officer
(Principal Financial and Accounting Officer)