Form 10KSB
period 2004-12-31
EACCELERATION CORP
filed 2005-03-31
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2004

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-29869

eACCELERATION CORP.

(Name of small business issuer in its charter)

Delaware	91-2006409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 NE Hostmark St, Suite 100B Poulsbo, Washington	98370
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (360) 697-9260

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common stock, par value $0.0001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes   ☒   No   ☐

Check if  no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

State issuer’s revenues for its most recent fiscal year: $12,740,189

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  Not Applicable

As of March 1, 2005, there was a total of 34,812,032 shares of the issuer’s common stock outstanding.

Traditional Small Business Disclosure Format (check one)      Yes   ☐   No   ☒

DOCUMENTS INCORPORATED BY REFERENCE.  None.

eACCELERATION CORP.

PART I

Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” and “our company” refer to eAcceleration Corp., and, unless the context indicates otherwise, our former wholly-owned subsidiary, Acceleration Software International Corporation, on a consolidated basis, and the term “ASIC” refers to Acceleration Software International Corporation.

Introductory Comment - Forward-Looking Statements.

Statements contained in this annual report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized.  Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, upon current conditions and upon the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, the matters described in the section entitled “Factors Affecting Future Operating Results” and elsewhere herein and in our other filings with the Securities and Exchange Commission.

Readers should carefully consider such risks, uncertainties and other information, disclosures and discussions which contain cautionary statements identifying important factors that could cause actual results to differ materially from those provided in the forward-looking statements.  Except to the extent required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Description of Business.

Overview

We are a provider and licensor of proprietary and open-source software and related services that are distributed primarily through the Internet. Our primary focus is developing a subscriber base for our eAccelerationTM online subscription service as the leading means of distributing some or all of our internally-produced software.

Our eAccelerationTM online subscription service provides a myriad of computer applications, including our own software product line, to consumers.  All components are designed to make the user’s computing experience, both on and off the Internet, a fast, safe, easy, and fun experience.  Our flagship threat-remover and protection system, Stop-SignTM, was initially developed in 2002, and alerts users to the presence of not only viruses but also spyware, malware (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm), and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e-mail such file to a remote recipient).  We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats.  Our online subscription service is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our customers change.  We endeavor to constantly respond to the needs of the consumer market, and our online subscription service is designed to meet those needs.

History

We were initially incorporated in Nevada in February 1987 as Apex Management, Inc. and, in October 1987, changed our name to Ballard Synergy Corporation.  In June 1995, we merged Ballard Synergy Corporation into a Washington corporation, and, in 1996, changed its name to Acceleration Software International Corporation (“ASIC”).  In November 1999, we formed eAcceleration Corp., a Delaware corporation, and the shareholders of ASIC exchanged all of their stock in ASIC for all of the stock of eAcceleration Corp.  As a result of this share exchange, ASIC became a wholly-owned subsidiary of eAcceleration Corp.  On May 14, 2004, we merged ASIC into its parent company, eAcceleration Corp.  Subsequent to the merger, eAcceleration Corp. assumed all of the rights and obligations of ASIC.

Although we initially began by providing crisis intervention computer software programming services, in 1996 we began developing our Internet advertising and marketing business model, under which we provided our software and third-party products for free to users who agreed to utilize one of our websites, homepageware.com, as their Internet browser’s starting page.  Toward the end of 2000 this industry began its decline, and, in 2000, we began developing a subscriber base for certain of our products on a small scale.  At first, this service was offered as an advertising-supported service, but over time we began to charge a nominal price for it, thereby partially offsetting our declining Internet advertising revenues.  By 2002, this service developed into what is now our eAccelerationTM online subscription service.  We periodically change the product offerings of our eAcceleration service to meet the changing needs of an ever-increasing online population in the United States and abroad.  Throughout 2003 and 2004, we focused most of our efforts on generating revenues from our eAcceleration service, aimed primarily at consumers.

Products and Services

Through our eAcceleration service, we license various combinations of our software titles, together with third-party software and open source software, to users for a subscription fee that varies depending on the level of services purchased.  The eAcceleration service currently features the following products, each which is described in further detail below:  Stop-SignTM Computer Protection Service, VelozTM Computer Speedup Service, kon-X® Internet Service, MegDat® Personal Media Service, OOdlz® Games, and their related incorporated products.  The eAcceleration service operates on all current versions of Windows for PC’s.

Stop-SignTM Computer Protection Service is a threat-removal and protection system for the consumer market.  It detects and removes threats to a user’s computer such as viruses, spyware, malware, and keyloggers, in addition to other undesirable items such as e-mail advertisements (spam) and pop-up advertisements.  This system also helps to eliminate threats that propagate over non-traditional methods by means of its built-in firewall.  If any undesirable software is detected, this system provides a cure for the infected machine.  In addition, this system offers outbreak alerts, ongoing support, and protection to safeguard the customer against future threats.  This software became a component of our eAcceleration service in 2002.  We currently license a component of the virus definitions of our Stop-Sign Computer Protection Service from a third party.

VelozTM Computer Speedup Service removes unnecessary files, disables speed stealing programs, optimizes hard disk space, and provides unlimited access to trained technicians.

kon-X® Internet Service provides low cost internet access from over 8,000 access numbers in the United States.  It may be used either as a user’s primary or back up Internet service.  kon-X also includes up to four mailboxes and sixteen megabytes of e-mail storage.

MegDat® Personal Media Service includes our Online Backup and Zeus products which are available to customers at certain plan levels.  Online Backup is designed to provide utility-type programs to help manage our customers’ data as well as an online backup that automatically copies our customers’ vital computer files to a secure online location.  Zeus is an archive, compression and extraction tool that facilitates zipping and unzipping individual or multiple files.

OOdlz® Games provides ad-free online game services to our customers.  Other game services available on the Internet offer games to the user for free, but support themselves by selling Internet ads, which can be annoying to the user if they appear while playing.  Our games come as part of the eAcceleration service, and are completely ad-free.  Games available through our eAcceleration service include arcade games, board games, word games, and The 4th Coming (described below).

The 4th Coming® is a multiplayer online role-playing game which features interactive play in a virtual fantasy world pitting the user against hordes of enemies.  Users may choose to play either alone, or in “guilds” formed by other players, as they follow instructions given in the form of “quests.”  We currently license this game from Vircom, Inc.

Distribution Methods

Online subscription services:  We currently devote substantial resources to the continued development of our eAcceleration service which is sold directly to users over the Internet.  We began offering this service in 2002 and, by the end of 2004, it accounted for 99.8% of our revenues.  We expect that the nature and content of this service will expand and evolve over time as the needs of our customers change.  The primary component of this service is our Stop-Sign threat scanner for the consumer market, which was added in 2002.  In 2002, we also expanded our eAcceleration service offerings to include OOdlz Games.  In 2003, we further expanded our eAcceleration service offerings to include dial-up Internet service under our brand kon-X, including e-mail and links to search engines, and to include Veloz.  In 2004, we added MegDat which provides utility type programs to help manage customers’ data.  We continue to test additional products, but none are ready for commercial deployment.

Software licensing to international distributors:  Historically, we licensed software products to a Japanese distributor, Sourcenext Corporation (“Sourcenext”).  Our distribution agreement with this distributor terminated on October 29, 2003.  Our contract with this distributor granted it the exclusive right to reproduce, display, license and sub-license intellectual and proprietary rights in our software products to third parties in Japan, and we were required to maintain, support and provide “bug fixes” for these products and to develop specified upgraded versions of certain of these products.

Free downloads supported by online advertising:  From 1998 until 2001, we derived the majority of our revenues from selling online advertising to other businesses.  Most of our products described above, as well as some third-party software programs, were offered as free homepageware, which meant that users were required to adopt our homepage as their Internet browser’s starting page in exchange for using the software.  Beginning in 2000, and through 2002, the online advertising industry showed a steady, significant decline in terms of both volume and prices, and many online companies, including many of our clients, did not survive that decline.  As a result, our revenue from this activity dropped considerably and we shifted our emphasis away from an advertising-based platform to our present subscription-based platform.  In 2004, Internet advertising accounted for only .2% of total revenue.

Marketing Strategy

As the Internet continues to expand, the size of our market also expands.  Based on research published by ClickZ.com in February 2005, from data compiled by Nielsen/NetRatings and the CIA’s World Factbook, we currently estimate that the potential market for subscribers for our online subscription services is approximately 324 million out of a total of 934 million people using the Internet worldwide.  We believe that the 324 million represents people from countries with high enough income levels to afford our minimum introductory subscription price in U.S. dollars.

We view the eAcceleration market as the sum of many smaller markets, rather than as a single monolithic market.  Since our eAcceleration service is composed of multiple products and services which, together, enhance the end user’s experience, it may not be readily apparent to a non-technical end user how to best utilize our eAcceleration service.  We have identified target markets based on what we believe are the most powerful features of our eAcceleration service that would appeal to individual computer users, and have directed ads in various media forms to those target markets.

Since 1996, we have been developing and refining better and more efficient ways to utilize the Internet as an advertising and direct marketing medium.  Our marketing strategy for our eAcceleration service utilizes the extensive expertise we gained in the Internet advertising industry during this period.  After we shifted our emphasis to our present subscription-based platform, we began actively utilizing Internet search engines to market our products and services by bidding for top listings on certain search terms.  The search engine keyword market is highly competitive, and prices can fluctuate widely.  We also continue to experiment with advertising in more “traditional” media such as radio and television.

We believe that we have been effective in reaching an audience of consumers with our eAcceleration service.  This audience is composed not only of people in the U.S., but encompasses Internet users all over the globe.  Based on data published by ClickZ.com, we believe that this market is continually expanding.  We also believe that the users’ expectations regarding the services available to them on the Internet are continually increasing as well.

We seek to create a positive impression on our customers that will make them want to continue using not only existing, but also our future product offerings.  The number and quality of our product and service offerings is critical to our ability to attract and retain users of our eAcceleration service, and thereby increase our revenues.  We expect to expand the available components of our eAcceleration service through a combination of internal software development, licensing of components and software from third parties, and possibly by offering goods and services from third parties.

Competition

We are in a highly competitive industry.  As additional companies such as Microsoft, AOL, or other companies with large distribution channels enter the market, they create increased pricing pressure by giving away free software to build market share.  To meet this challenge we must continually upgrade our existing products as well as develop new products and services.  We differentiate ourselves from the competition by providing live one-on-one customer service and technical support to our customers.

Because eAcceleration is a “complete product line” service, we believe it would be inappropriate to classify single-function online subscription services in the same market segment as our eAcceleration service.  We believe that, just as a component manufacturer (such as an automobile transmission supplier) competes in a different market than the manufacturer of a complete system (such as an automobile manufacturer), these single-function subscription services compete and will continue to compete in a different market segment than our eAcceleration service.

Currently, we know of no other company that offers an online software subscription service similar in scope or substance to the services that we offer or plan to offer with our eAcceleration service.  While there may be dozens of products or companies in the marketplace that may compete with each of the individual components of our eAcceleration service, including RealNetworks, Adobe, Symantec, and McAfee, to name a few, our eAcceleration service should be able to develop a significant marketing advantage against these single-function products.  We believe that the synergy and savings afforded by all of our current and anticipated combined components will set us apart from the single-component producers.  We have priced, and expect to continue to price, the multiple-component eAcceleration service in the same general price range as typical single-function component products.

In the event a competitor introduces a comprehensive system of software offerings similar to ours in the future, we hope that by such time, we will have a competitive advantage because our eAcceleration service will have an established brand and user base.  In addition, with our technical expertise and technological adaptability, we hope to provide a technologically comparable or superior product in each submarket addressed by a specific component of our eAcceleration service.

Customers

During 2004, 99.8% of our total revenue was attributable to our eAcceleration subscription service, which has a widely dispersed customer base, and approximately .2% of our 2004 total revenue was attributable to Internet advertising.  In prior years, we employed various pay-for-performance web-based advertising methods.  Although we are no longer actively pursuing this line of business, we have not discontinued it.  Internet advertising continues to generate revenue from performance-based advertising created in previous years, which continues to perform for certain clients.  We have not incurred any costs in 2004 in connection with these advertisements.  Internet advertising revenues are recognized in the period in which users execute pre-defined actions related to that advertising.

During 2003, 89% of our revenue was attributable to our eAcceleration service.  Our Japanese distributor, Sourcenext, accounted for $800,000 or 10% of our total revenues.  This contract was terminated on October 29, 2003.  No other customer accounted for 10% or more of our revenues in 2003.  Approximately 1% of our 2003 total revenues came from Internet advertising.

Our revenue from non-U.S. customers, other than Sourcenext, has historically been a small percentage of our total revenues.  Revenue from foreign customers accounted for approximately 16% and 15% of our total revenue for the years ended December 31, 2004 and 2003, respectively.

Suppliers

We depend on several suppliers with respect to our eAcceleration service.  Licensors of components that we have included or intend to include as part of our eAcceleration service require licensing fees for the use of their software.  We employ outside contractors to test the software we produce for adequate performance.  We also purchase Internet advertising from third-party suppliers in order to advertise our eAcceleration service on the Internet, radio and television.  We purchase bandwidth from several Internet connectivity providers to handle the large volume of activity within our web pages.  In 2003, none of these suppliers comprised 10% or more of our total expenses.  In 2004, Google and Lockard & Wechsler, Inc. were the only suppliers that individually comprised 10% or more of our total expenses.

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

When appropriate, we utilize open source projects and incorporate them into our eAcceleration service. Depending on the specific application, we might utilize just a portion of the open source project or the complete project.  We conform to the open source licensing requirements and make the source code of projects we modify available.  In the future, we may decide to release some currently proprietary internal projects as open source.

We currently devote substantial resources to the continued development of our online subscription service that is sold directly to users over the Internet.  For the years ended December 31, 2004 and 2003, we spent $3,343,048 and $3,392,282 respectively on software and web development expenses.  The costs of such activities were not borne directly by our customers.

Government Regulation

United States federal and state and foreign laws and regulations have been adopted and interpreted to regulate certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, jurisdiction, Internet telephony and unsolicited electronic mail.  Although we believe that we are fully compliant with all such laws, enforcement of these laws and regulations and our compliance with these laws and regulations may have the effect of raising the cost of doing business generally on the Internet.  For example, we soon may be required to collect value added tax on sales in the European Union, which will increase our cost of doing business there.  Increased regulation of the Internet may decrease growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

Because our services are accessible worldwide, and we facilitate the sale of our services and products to users worldwide, other jurisdictions may claim that we are required to comply with their laws.  The failure by us to qualify as a foreign corporation in a jurisdiction where we are required to do so or fully comply with the laws in that jurisdiction could subject us to additional taxes and penalties and could result in our inability to enforce contracts in such jurisdictions.  Any such new legislation or regulation, or the application of laws or regulations from jurisdictions whose laws do not currently apply to our business, could have a material adverse effect on our business, financial condition and results of operations.

Intellectual Property

We regard our patents, copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on intellectual property protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights.  We own twenty issued patents, including one foreign patent, on our software products, and have several patent applications pending on these products.  We have registered several trademarks in the United States and may apply for additional trademarks and service marks in the future.  Generally, we rely on common law intellectual property protection in foreign jurisdictions and do not register our trademarks, service marks, copyrights, or similar intellectual property in those jurisdictions.

The following table discloses the expiration schedule of our U.S. patents:

Number of Patents	Year of Expiration

1	2009
2	2014
4	2016
5	2017
4	2018
3	2019
1	2023

We have registered a number of domain names, including eAcceleration.com, Stop-Sign.com, and Veloz.com.  Domain names generally are regulated by Internet regulatory bodies.  The regulation of domain names in the United States and in foreign countries is evolving.  Regulatory bodies could establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names.  The relationship between domain names and trademarks, service marks, and other intellectual property is still being defined.

We may be required to obtain licenses from others to refine, develop, market and deliver new services.  We may be unable to obtain any such license on commercially reasonable terms, if at all, or guarantee that the rights granted by any licenses will be valid and enforceable.

Although we have not historically emphasized our brand names, we expect that brand name strength may become increasingly important with respect to our eAcceleration service and especially with respect to our Stop-Sign threat scanner.  The reputation of our brand names is expected to depend on our ability to produce high-quality innovative software and services, and to provide a high-quality online experience for users visiting our websites or using our products.  Negative experiences of users with our services, websites or software might result in publicity that could damage our reputation and diminish the strength of our brand names.

Environmental Issues

We do not believe that federal, state or local environmental laws have had or are likely to have a material effect on our operations or costs of doing business.

Employees

As of December 31, 2004, we had a total of 169 employees, 25 of whom worked part-time.  A total of 112 employees worked full-time in our online services, including product development and customer support, and 22 worked part-time; 23 employees worked full-time in sales and 3 worked part-time; and 9 employees worked full-time in operations and administration.  None of our employees are represented by unions, and we consider relations with our employees to be good.  In addition, we contract with a number of independent contractors for product development and testing activities.

Factors Affecting Future Operating Results

Our current systems may not be capable of handling unexpected, heavy customer traffic volumes.

Our technology is designed to support a large number of customers per month.  In addition, we outsource a significant portion of our server capacity and are able to handle changing traffic volumes.  Although we believe our current systems can accommodate a heavy volume of customers, our websites could encounter a variety of systems problems, especially if the number of our customers expands significantly in a short period of time.  These systems problems could include failure of one or more of our current Internet service providers, failures in our outsourced servers, in-house hardware failures, or failure of software applications.  In addition, our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.  We may need to expend significant additional capital and other resources to protect against a security breach or to alleviate problems caused by any such breaches.  We may be unable to prevent or remedy all errors, failures, interruptions or delays experienced in connection with security breaches.  If any of these failures or breaches occur, we could temporarily lose the ability to effectively maintain our web sites and services.  Any of these failures or breaches could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

If Microsoft (or a similar company) bundles a fully-functional anti-virus product with the Windows operating system in the future, or makes an anti-virus program available for free to Windows customers, or begins to bundle anti-virus products with Windows on new computers, our business would suffer.

If Microsoft Corporation (or a similar company) decides to incorporate a fully-functional anti-virus program into its Windows home and business versions or makes such a product available for free to new or existing customers, this would be expected to have a material adverse effect on our sales, our business, our cash flows and our results of operations.

If the level of virus outbreaks drops significantly, demand for our flagship program would decrease.

If the writers of viruses worldwide were to stop or significantly reduce writing or disseminating these programs, demand for our flagship Stop-Sign service would plummet, and it would have an adverse effect on our cash flows, financial position and results of operations.

If the prices of search engine advertising increase significantly, our costs of doing business could increase significantly.

The search engine advertising market is highly competitive, and companies wishing to use this medium for advertising must bid on the ranking they wish to obtain.  If the costs of purchasing advertising space on Internet search engine pages increase significantly, this could cause our advertising costs to correspondingly increase, and it could have a material adverse effect on our cash flows, financial position and results of operations.

We are dependent on a limited number of suppliers of Internet advertising.

A large percentage of our online revenues are derived from downloads of our products resulting from our advertising on the Internet.  We are dependent on a small number of sources of such advertising, and our loss of any significant source of this advertising would be expected to have a material adverse effect on our business.  During the second quarter of 2004, Google, one of our largest suppliers of Internet advertising, suspended our advertising campaign, allegedly due to customer complaints.  We did experience a decrease in revenue, but were not able to quantify whether all or just a portion of that decrease was due to Google.  We continued discussions with Google and, on October 22, 2004, were successful in signing a new agreement.

We may lose a significant portion of our revenues due to erroneous claims by some, including several spyware-removal companies, that our software is spyware.

Our software has been erroneously labeled by some third-party spyware-removal companies as spyware, which is a type of software that secretly forwards information about a computer user’s online activities to others without the user’s knowledge or consent.  These spyware-removal companies and their related products could remove our software from our customers’ computers, which could cause us to lose a material portion of our revenues and thus could have a material adverse effect on our financial position, results of operations and cash flows.  Although we are actively engaged and have been successful in challenging this false allegation and taking all actions we believe necessary to defend our reputation, we cannot provide any assurance we will be successful in doing so.  Further, challenging these claims may result in litigation and its inherent risks and costs.

We are dependent on the processing of credit card transactions in connection with our eAcceleration service, and any significant interruption in the processing of our credit card transactions would have serious adverse effects on us.

The success of our eAcceleration service, and our business as a whole, is dependent on our ability to sell subscriptions over the Internet to consumers.  We utilize multiple merchant banks or processors to facilitate all of our credit card transactions.  Any failure on the part of these providers to successfully process our credit card transactions in sufficient volume could restrict our ability to sell our services, which would have a material adverse effect on our cash flows, financial position and results of operations.  In addition, we may experience difficulties or increased costs associated with credit card transactions in foreign currencies.

If we grow very rapidly, we may be unable to find adequate office space or skilled employees in the county where we are currently located, and may be forced to relocate to another city, which would present a hardship to us and our employees.

The performance of our products and sales volumes will dictate the rate of growth, if any, we will undergo in the future.  If our sales continue to increase at current rates, we may need to hire a significant number of additional employees to meet the demand for online subscriptions.  These additional employees will, in turn, create the need for additional office space.  We are located in rural Kitsap County, and the availability of suitable office space and skilled employees is limited.  If we cannot find sufficient skilled employees in Kitsap County to accommodate this growth, we may be forced to outsource certain aspects of our business or relocate to other parts of the Puget Sound area where skilled labor is more accessible.  In addition, if we cannot find sufficient office space in Kitsap County to accommodate our growth, we may be forced to relocate to other parts of the Puget Sound area.  Any relocation of this magnitude would cause a significant disruption of our operations, and could have a material adverse effect on our cash flows, financial condition and results of operations.

The security measures we have in place to protect users’ information may fail to operate properly and we may be subjected to lawsuits filed by users for the loss of their personal information.

We collect personal information from users when they subscribe to our eAcceleration service, including their credit card information.  While we have security measures in place to protect such information when it is transmitted to us over the Internet, such as Secure-Socket-Layer and other measures, we cannot guarantee that these security measures will not fail, allowing experienced computer programmers, or “hackers”, access to such personal information.  Such a security breach would present a threat to our users, who may file lawsuits against us, claiming that we have failed to protect their information adequately.  We have no insurance protection against such claims, and an unfavorable outcome to such a lawsuit could have a material adverse impact on our financial position and future sales.

Our intellectual property rights are valuable, and the inability to protect them could reduce the value of our products and services and may harm our business.

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important to us.  However, effective protection of our intellectual property may not be available in every country in which our products and services are distributed or made available through the Internet.

There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to prevent third parties from infringing or misappropriating our patents, copyrights, trademarks, trade dress and similar intellectual property rights.  The loss or impairment of our rights to the use of any such intellectual property rights could harm our ability to compete and have a material adverse effect on our business.

Additionally, no assurance can be given that the steps we have taken to protect our patents, copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property have been sufficient for us to successfully defend against any future infringement claims that may arise, including patent infringement claims, by any third party.

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

We seek to distribute our eAcceleration service worldwide over the Internet.  As we develop new software or distribute existing software to foreign regions, we could incur significant costs associated with localization if the software in its present form does not gain acceptance among users, and this could adversely affect our cash flow, financial position and results of operations.

We have incurred losses in previous years, and there is no assurance that we will become profitable again.

We were unprofitable in 2004 and it is possible we may incur operating losses in the future, even though in 2003 we had net income of $13,553.  We experienced a net loss of ($1,820,142) in 2004.  No assurance can be given that we will be profitable again in the future.

We continue to develop a customer base for our eAcceleration service.  Our eAcceleration service provides the majority of our revenue and is the primary means of distributing our online subscription software service.  There is no assurance that we will be successful in marketing or distributing this service, nor that users' acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate enough positive cash flow to enable us to continue in business.

Item 2.  Description of Property.

We currently occupy three facilities totaling approximately 19,113 square feet in Poulsbo, Washington.  These three facilities have five operating lease agreements and one sublease agreement.

The first facility has two leases and one sublease. The two leases expire in January 2007.  These leases together have an aggregate payment of $11,860 per month, with scheduled rent increases each year.  In May 2004, we entered into a sublease with respect to additional space at this facility for a period of ten months with a monthly payment of $2,540.  On March 1, 2005, we entered into a new lease agreement for this additional space with a two year term expiring on January 31, 2007.  The second facility has two leases with monthly payments of $613 and $2,979.  The term of the first lease ended in March 2005, however, we continue to lease this space on a month-to-month basis.  The  term of the second lease ends in April 2005, and we expect to continue leasing this property on a month-to-month basis.  The third facility has one lease that expires in March 2007 and has an average monthly payment of $2,563 with scheduled increases in April 2005 and 2006.  The Company records rent expense on a straight-line basis over the life of each lease.

Due to anticipated increases in space requirements resulting from personnel increases, we have entered into a Purchase and Sale Agreement with the Bremerton School District No. 100-C for the purchase of certain real property located in the City of Bremerton, Washington.  The Purchase and Sale Agreement contains certain contingencies including obtaining a special use permit from the City of Bremerton, which must be satisfied or waived, before the sale can be completed.

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

Item 3.  Legal Proceedings.

On December 15, 2003, a class action lawsuit entitled Consumer Advocates Rights Enforcement Society (CARES), for itself and others similarly situated, and Patricia Cole, for herself and all others similarly situated v. eAcceleration Corp., a Delaware corporation, d/b/a Veloz.com, also d/b/a StopSign.com; Acceleration Software International Corporation, a Washington corporation, Clint Ballard and Diana Ballard, Doubleclick, Inc., a Delaware corporation and Does 1-50 inclusive, was commenced in the Superior Court of the State of California, County of San Joaquin-Stockton Branch.  The complaint alleged that through the use of certain advertising banners for our products on the Internet, we engaged in deceptive business practices and fraud and were liable for public and private nuisance.  The complaint sought injunctive relief, disgorgement of profits, damages of $100,000, or such other amount as the court deemed appropriate, as well as attorneys’ fees and costs.  Subsequent to the close of the year end on December 31, 2004, we settled this lawsuit for an immaterial amount.  We did not have to make any changes to our business practices as a result of this settlement.

We are periodically subject to various legal proceedings and claims arising in the ordinary course of business.  We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

As of March 1, 2005, we have 34,812,032 outstanding shares of common stock owned of record by 257 stockholders.  There is no public market for our common stock.

Recent Sales of Unregistered Securities

During the past three years, we did not sell any of our securities without registration under the Securities Act.  In addition, we did not repurchase any of our common stock during the quarter ended December 31, 2004.

Dividends

We currently do not pay any dividends and have not paid or declared any cash dividends on our common stock during the last two fiscal years.  There are no restrictions that currently limit our ability to pay dividends on our common stock or that are likely to do so in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders (1)	1,304,500	(2)	$0.33	8,183,468	(2)
Equity compensation plans not approved by security holders	0		0	0
Total	1,304,500	(2)	$0.33	8,183,468	(2)

(1)                                  Includes our 2002 Equity Incentive Plan and the 1999 Amended and Restated Stock Incentive Plan of ASIC.

(2)                                  Excludes 512,032 shares already issued as grants under our 2002 Equity Incentive Plan as of December 31, 2004.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

Management Overview

We are a provider and licensor of proprietary and open-source software and related services that are distributed primarily through the Internet.  Our primary focus is developing a subscriber base for our eAccelerationTM online subscription service as the leading means of distributing our internally-produced software.

One of our more notable accomplishments during 2004 was the resolution of certain inaccurate claims about the nature of our products.  Our software had been erroneously labeled by several third-party spyware-removal companies as spyware.  We set about contacting the applicable companies and initiating discussions with them aimed at clearing any misconceptions they may have had regarding our software.  We have been successful in our efforts with a majority of the companies and continue discussions with the others; however, we cannot provide any assurance that we will be successful in all instances.

In 2004, we focused our efforts on increasing revenues from our eAcceleration services.  This required large expenditures in advertising in order to increase sales volumes, which in turn required increases in the number of customer service and technical support personnel to handle the corresponding increase in customer requests that are directly proportional to the increase in sales.

We are in a highly competitive industry and, with the entrance of Microsoft, it promises to become even more so. Pricing pressure will become more acute as companies such as AOL and Microsoft give away their software for free in their attempts to build market share.  Our challenge will be to differentiate ourselves from the competition by providing superior products and services.  While overall cash flow has improved significantly due to the increased sales of our eAcceleration service, there can be no assurance that we will recognize sufficient revenues from this service to cover our increasing costs of advertising and payroll or to recover from previous losses, nor is there any assurance that we will not incur losses in the future.

Critical Accounting Policies

Management’s discussion and analysis of our financial position and results of operations is based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these audited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results could differ from those estimates.  Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of these audited financial statements relate to revenue recognition and returns and allowances relating to online subscriptions, and revenue recognition relating to the distribution of our software products in Japan.

Revenue Recognition and Returns and Allowances Relating to Online Subscriptions

In 2003, our refund period for online subscriptions was 7 days regardless of subscription length.  In May 2004, however, the refund policy was revised to offer a 30-day refund period in accordance with the industry standard.  We defer online subscription revenue and recognize such revenue on a straight-line basis monthly over the life of the customer’s subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain, in accordance with SOP 97-2.

Accounting standards require us to estimate the amount of future returns and create a reserve for such returns at the time the sale is made.  Accordingly, we have developed an estimate utilizing a weighted average ratio of returns based on our actual historical experience.  Such a ratio is applied to current period sales to develop the required reserve.  All revenue not yet recognized from sales is deferred until future periods.  We believe our revenue recognition practices for subscription revenues are in accordance with SFAS No. 48 and, as stated above, SOP 97-2.

Revenue Recognition Relating to the Distribution of our Software Products in Japan

Under our terminated distribution agreement with Sourcenext, we received monthly payments of $150,000 for each of June, July and August 2002, and received $50,000 per month thereafter.  The payments under the agreement were made net of a 10% Japanese withholding tax.  SOP 97-2 required revenue on this contract to be allocated to the post-contract customer support (“PCS”) and the upgrades based on the vendor-specific objective evidence of fair value estimated by management.  Management estimated the value of PCS services to be equal to the amount of the $50,000 fixed monthly payments, which were recognized ratably over the life of the contract.  The aggregate $300,000 difference between the amount of fixed payments and the larger initial payments was deferred and was recognized when the contract terminated in the fourth quarter of fiscal 2003.

Results of Operations for the Fiscal Years Ended December 31, 2004 and 2003

Revenues

Our revenues increased $4,941,572 or 63%, from $7,798,617 in 2003 to $12,740,189 in 2004, primarily due to an increase in online subscription services revenue of $5,752,434, or 83%, to $12,712,783 in 2004 from $6,960,349 recognized in 2003.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $10,715,090 of revenue, excluding returns, and deferred $5,018,709 of subscription revenue on our eAcceleration service subscriptions for sales made during 2004.  We recognized $3,063,097 of subscription revenue in 2004 from sales of subscriptions for our eAcceleration service that had been deferred in 2003 and 2002. We also accrued an estimate of returns and allowances for 2004 sales of $1,065,403, which is netted against revenue for presentation.  The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Revenues from software licensing decreased by $800,000, or 100%, to $0 in 2004 as compared to $800,000 in 2003.  The licensing contract with Sourcenext was terminated effective October 29, 2003.

Cost of Revenues

Our cost of subscription revenue from sales of subscriptions for our eAcceleration service increased $4,760,149, or 119%, from $4,015,619 in 2003 to $8,775,768 in 2004.  The increase in costs correlates with the increases in sales of subscriptions for our eAcceleration service.  Due to the higher volume of subscription sales in 2004, credit card processing costs have increased as well as personnel costs due to the hiring of additional customer service employees to handle a growing number of customer requests.

Our cost of software licensing revenues decreased by $705,082, or 100%, from $705,082 in 2003 to $0 in 2004, due to the termination of our contract with Sourcenext on October 29, 2003.

Selling, General and Administrative Expenses

Selling expenses in 2004 increased $2,444,824, or 125%, from $1,954,404 in 2003 to $4,399,228 in 2004.  This increase is primarily due to additional advertising purchased to promote our eAcceleration service and the creation of a team of dedicated sales personnel late in the fourth quarter of 2003.

General and administrative expenses in 2004 increased $421,305, or 38%, from $1,098,480 in 2003 to $1,519,785 in 2004.  This increase is due primarily to the hiring of additional personnel and salary increases to existing personnel in 2004.

Liquidity and Capital Resources

For the year ended December 31, 2004, we had a net loss of ($1,820,142), an accumulated deficit of ($5,849,876), and a working capital deficit of ($5,034,729).  We believe that the size of the losses sustained in 2004 is attributable not only to the magnitude of expenses associated with growing our eAcceleration service, but also to the method by which we are required to report the expenses.  Accounting principles generally accepted in the United States require that the expenses be recognized currently while the associated revenues be deferred over the term of the subscription.  We receive the cash, but must defer the associated revenue.  The deferred revenue is classified and shown on the Consolidated Balance Sheet as a current liability.  As a component of the net working capital calculation, it contributes to the deficit in working capital.  Deferred revenue increased by $1,995,612 from 2003 to 2004 to a total of $5,387,912 as of December 31, 2004.  Net cash provided by operations increased by $149,588 from 2003 to 2004.  Our cash balance for the year ended December 31, 2004 is $604,186.  The Company generated sufficient cash flows to fund its operations as well as to purchase new equipment and pay down debt.

This increase in cash flow was accomplished despite the suspension of our advertising campaign with Google from May 2004 until October 2004.  This suspension was allegedly due to customer complaints that we believe were caused by certain third-party spyware-removal companies erroneously listing our software as spyware.  Although we experienced a decrease in revenue during this period, we have not been able to quantify the extent to which the decrease was due to Google.  As a result of our efforts to resolve these issues with Google, we have successfully concluded discussion with a number of the spyware-removal companies and have been removed from their lists of potential spyware.

We are considering seeking additional financing through one or more debt or equity offerings.  In the past we have also received additional funding from our principal stockholders to supplement funds received from third parties.  However, there is no assurance that such additional funding through debt or security offerings or from our stockholders will be available in the future.

Additional Events Affecting Liquidity

The Company has borrowed an aggregate of $404,000 from the Company’s chief executive officer, who is one of the principal stockholders, under various promissory notes.  These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments.  A significant portion of the notes was paid off during the second quarter of 2004, leaving an outstanding balance at December 31, 2004 of $101,589.

The success of our eAcceleration service is highly dependent on our ability to sell the service to subscribers via the Internet.  Such sales are predominantly conducted by electronic payment methods, the most popular of which, utilizes the customer’s credit card information and processes the sale electronically.  Our processors hold a combined total of $114,081 in cash reserves.  The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated.  However, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks.  We have established an allowance against the cash reserves in the amount of $27,200, in the event some of the reserves should prove uncollectible.  This estimate is based on our historical return experience.  We currently contract with several processors and alternate payment method providers to diversify our risk.  We expect that the extent of the reserves required and/or amounts of processing limits by our processors likely will have a direct effect on our financial position, results of operations and cash flow.

Stock Bonuses

In 2004, we issued an aggregate of 66,232 shares of our common stock to employees in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act.  The total number of shares available under the 2002 Plan is 5,000,000.  We recorded $13,796 of estimated compensation expense in connection with these issuances.

Income Taxes

We utilize the asset and liability method of accounting for income taxes.  Under this method, deferred assets and liabilities are recognized based on anticipated future tax consequences, which are based on differences occurring between GAAP financial and tax financial results.

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

Seasonality

The computer software and Internet markets are characterized by significant seasonal swings in demand.  We expect our net sales and operating results from our eAcceleration service to continue to be affected by these fluctuations in Internet usage.  For our products and services, usage is typically higher in the summer and lower at year-end.

Item 7.  Financial Statements.

We set forth below a list of our financial statements included in this annual report.

* Page F-1 follows page 22 to this annual report on Form 10-KSB.

Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A.  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2004, are effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the date of this evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.  Other Information.

None.

PART III

Item 9.           Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following persons are our current executive officers and directors:

Name	Age	Position
Clinton L. Ballard	42	President, Chief Executive Officer and Chairman of the Board
Diana T. Ballard	47	Vice Chairman of the Board, Secretary and Treasurer
E.Edward Ahrens	57	Chief Financial Officer
Edward P. Swain, Jr.	69	Director
William E. Hoke	65	Director

Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

Clinton L. Ballard is our President, Chief Executive Officer and Chairman of the Board.  Since 1987, he has served as Chief Executive Officer, President, and in other senior officer capacities.  Mr. Ballard received a B.S. in mathematics from the California Institute of Technology in 1984.

Diana T. Ballard is our Vice Chairman of the Board, Secretary and Treasurer.  In the past, she has served as Chairman of the Board as well as in other senior officer capacities, including President.  Mrs. Ballard is the wife of Clinton L. Ballard.

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

Edward P. Swain, Jr. has been a director since August 2000 and served as a consultant to us from September 1999 through August 2000.  Mr. Swain is currently self-employed as a consultant and as Asset Manager for Shawnee Investments, Inc., Shawnee-on-Delaware, PA.  He served as President and Chief Executive Officer of P T Holdings Corporation from January 1992 to February 2002.  From January 1992 through December 1997, he also served as President, Chief Executive Officer and Director of Port Townsend Paper Corporation, as well as Chairman of the Board of that company from December 1997 to December 1998.  Mr. Swain was appointed chairman of the nominating and governance committee of Fibermark, Inc., where he is also a Director.  Mr. Swain is a Trustee Emeritus of the Museum of Flight in Seattle, Washington.  Mr. Swain received a B.A. from Williams College in 1957 and a LLB from Harvard Law School in 1964.

William E. Hoke has been a Director since August 2000.  Mr. Hoke has been self-employed from January 1996 through the present, serving as president of Hoke Consulting.  Prior to the time he became a director, Mr. Hoke’s firm provided us with advertising and public relations services, immaterial in amount.

Our future success depends to a significant extent on the efforts and abilities of our senior management, particularly Clinton L. Ballard, our President and Chief Executive Officer, and other key employees, including our technical personnel.  The loss of the services of any of these individuals could harm our business.  We may be unable to attract, motivate and retain other key employees in the future.  We are the beneficiary of a “key person” term life insurance policy in the amount of $2,000,000 on the life of Mr. Ballard.

Our Board of Directors is elected annually by our stockholders.  Edward P. Swain, Jr. and William E. Hoke have served as our non-employee directors since August 2000.  Our non-employee directors receive payments of

$600 per meeting, in addition to reimbursement of expenses related to meeting attendance.  Members of the Board of Directors are also eligible to participate in the 2002 Plan.

Edward P. Swain, Jr. and William E. Hoke serve as members of our audit committee.  The audit committee is responsible for overseeing our management’s conduct in the financial reporting process, including reviews of our annual, quarterly and other financial reports and our systems of internal accounting and financial controls.  The audit committee is responsible for pre-approving any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors’ independence, in accordance with our related policies and procedures.  The audit committee is also responsible for engaging and dismissing our independent certified public accountants.  In discharging its oversight role, the audit committee is empowered to meet and discuss with our management and independent auditors the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of our financial reports.  Our Board of Directors has determined that (1) no members of the audit committee currently meet the definition of “audit committee financial expert,” as defined under Item 401(e) of Regulation S-B of the Exchange Act, and (2) our audit committee members are “independent directors,” as defined by the NASDAQ Marketplace Rule 4200(a)(14) and the Sarbanes-Oxley Act of 2002. Although we continue to search for a financial expert to serve on our audit committee, we have not found a suitable candidate to date in our geographic area.  We believe that the current members of our audit committee provide an acceptable level of business and financial experience and expertise.

We currently have no compensation committee or nominating committee, the functions of which are performed by our Board of Directors.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Exchange Act.  This Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions, of our company.  Our Code of Ethics is publicly available on our website at www.eacceleration.com/stockholders.php.  In addition, our Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting us at eAcceleration Corp., Attn: Investor Relations, 1050 NE Hostmark Street, Suite 100B, Poulsbo, WA 98370 USA.

Item 10.  Executive Compensation.

The following summary compensation table sets forth, for the three years ended December 31, 2004, the cash and other compensation paid to Clinton L. Ballard, our President, Chief Executive Officer and Chairman of the Board; Diana T. Ballard, our Vice Chairman of the Board, Secretary and Treasurer; and E. Edward Ahrens, our Chief Financial Officer.  No other individual served as an executive officer of the Company during 2004 whose total compensation, for services rendered during 2004, was $100,000 or more.  No individual received perquisites that in the aggregate exceeded the lesser of $50,000 or 10% of his or her salary and bonus.

Summary Compensation Table

	Annual Compensation
Name and principal position	Fiscal Year	Base Salary		Bonus		Other Annual Compensation		Long-Term Compensation	All Other Compensation

Clinton L. Ballard	2004	$143,062		$217,582	(2)	$0		$0	$0
President, CEO, and	2003	108,000	(1)	22,552	(2)	0		0	6,103
Chairman of the Board	2002	104,000		100,000	(2)	6,138	(3)	0	0

Diana T. Ballard	2004	$75,064		$16,110	(2)	$0		0	$0
Vice Chairman of the Board,	2003	108,000	(1)	22,421	(2)	0		0	5,123
Secretary and Treasurer	2002	104,000		0		6,138	(3)	0	0

E. Edward Ahrens	2004	$102,474		$2,004	(2)	$0		0	$0
Chief Financial Officer

(1) Each of Mr. Ballard and Mrs. Ballard received an additional $4,000 of salary in 2003 given our decision to pay employees on Wednesday, December 31, 2003 instead of Friday, January 2, 2004 in connection with the holiday season.

(2) Each of Mrs. Ballard’s bonuses in 2004 and 2003 represented cash bonuses pursuant to her employment agreement.  Mr. Ballard’s bonus in 2003 represented a cash bonus pursuant to his employment agreement.  Mr. Ballard’s bonus in 2004 was comprised of a $200,000 bonus to reimburse him for certain tax liabilities incurred by him as a result of his ownership interest in the Company while the Company was an S-corporation, and a $17,582 cash bonus pursuant to his employment agreement.  Mr. Ahrens’ bonus in 2004 was his share of Company bonuses based on cash flow increases.  The bonus listed in 2002 for Mr. Ballard represented a cash bonus approved by our Board of Directors.

(3) Other Annual Compensation for each period represented S-corporation distributions.  The Company terminated its S-corporation election on August 7, 2002.

Stock Option Grants in 2004

The following table sets forth:

•                  the number of shares underlying options granted during 2004 to the named executive officers;

•                  the percentage that the option grant represents of the total number of options granted to all of our employees during 2004;

•                  the per share exercise price of each such option; and

•                  the expiration date of each such option.

Name	Number of Shares Underlying Options Granted During 2004	Percentage of Total Options Granted to Employees in 2004	Exercise Price	Expiration Date

Clinton L. Ballard	0	—	—	—
Diana T. Ballard	0	—	—	—
E. Edward Ahrens	40,000	6%	$0.22	March 23, 2014

Aggregate Option Exercises in 2004 and Year-End Option Values

Set forth in the table below is information with respect to the named executive officers as to:

•                  the total number of unexercised options held on December 31, 2004, separately identified between those exercisable and those not exercisable as of such date; and

•                  the aggregate value of in-the-money, unexercised options held on December 31, 2004, separately identified between those exercisable and those not exercisable.

	Number of Unexercised Options at December 31, 2004		Value of Unexercised In-the-Money Options at December 31, 2004
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Clinton L. Ballard	0	0	0	0
Diana T. Ballard	0	0	0	0
E. Edward Ahrens	8,000	72,000	0	0

None of our named executive officers exercised any options during 2004.  The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate fair market value price of the shares underlying the options as of December 31, 2004.  The most recent determination of the Board of Directors as to the fair market value of the underlying shares occurred in July 2004, at which time the Board of Directors determined that the fair market value of the underlying shares was $0.18 per share.

Long-Term Incentive Plans - Awards in Last Fiscal Year

Set forth in the table below is information with respect to the named executive officers as to:

•                  the total number of options or shares granted in 2004;

•                  the maturation or payout schedule of those options issued; and

•                  the exercise or target price for those options.

Name	Number of shares, units or other rights	Performance or other period until maturation or payout	Target
Clinton L. Ballard	0	0	0
Diana T. Ballard	0	0	0
E.Edward Ahrens	1,250 shares	n/a	n/a

Name	Number of options, units or other rights	Performance or other period until maturation or payout	Target
Clinton L. Ballard	0	0	0
Diana T. Ballard	0	0	0
E.Edward Ahrens	40,000 shares	10 years	$0.22

In accordance with the 2002 Plan, these stock bonuses were granted to the employee based on performance and are registered under our Form S-8.

Employment Agreements

We have entered into employment agreements with Clinton L. Ballard and Diana T. Ballard, each for a five-year term commencing January 1, 2003, which extends annually thereafter unless we or such person provides 60 days’ notice of termination.  The employment agreement with Mr. Ballard, as amended on August 21, 2004, provides for him to serve as the President, Chief Executive Officer and Chairman of the Board, and provides for an annual base salary of $208,000 and a bonus of 2.5% of our cash flow with respect to fiscal years during the term of the agreement.  The employment agreement with Mrs. Ballard, as amended on August 21, 2004, provides for her to serve as the Vice-Chairman of the Board, provides for an annual base salary of $52,000 and provides for a bonus of 2.5% of our cash flow with respect to fiscal years during the term of the agreement.

Each of these agreements contains restrictions on the employee engaging in competition with us for the term of the employment agreement and for one year after the term, and contains provisions protecting our proprietary rights and information.  Each agreement also provides for the payment to the employee of a lump sum equal to three times the average of the employee’s annual compensation for the prior five years, less $1.00, upon his or her termination in the event of a “change in control” of the Company.

Indemnification Agreements

We have entered into indemnification agreements with each of our executive officers and directors.  The indemnification agreements provide for reimbursement for all direct and indirect costs of any type or nature whatsoever including attorneys’ fees and related disbursements, that are actually and reasonably incurred in connection with either the investigation, defense or appeal of a “proceeding”, as defined in the indemnification agreements, including amounts paid in settlement by or on behalf of an “indemnitee”, as defined in such agreements.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers, and controlling persons pursuant to the above provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 1, 2005 of:

•                  each person known by us to beneficially own 5% or more of the shares of outstanding common stock;

•                  each of our executive officers and directors; and

•                  all of our executive officers and directors as a group.

Except as otherwise indicated:

•                  all shares are beneficially owned, and investment and voting power is held, by the persons named as owners; and

•                  the address for each beneficial owner listed on the following table is eAcceleration Corp., 1050 NE Hostmark Street, Suite 100B, Poulsbo, Washington 98370.

Name of beneficial owner	Amount of common stock beneficially owned		Percentage ownership of common stock
Clinton L. Ballard	34,300,000	(1)	98.53%
Diana T. Ballard	34,300,000	(1)	98.53%
Teresa D. Potasiak	7,500,000	(1)	21.54%
E. Edward Ahrens	10,250		*
Edward P. Swain, Jr.	10,000		*
William E. Hoke	10,000		*
All officers and directors as a group (5 persons)	34,330,250		98.62%

* Less than one percent

(1)                                  The shares beneficially owned by Mr. Ballard include the shares owned by his wife, Mrs. Ballard, and the shares beneficially owned by Mrs. Ballard include the shares owned by Mr. Ballard.  The shares beneficially owned by Mr. Ballard and Mrs. Ballard include an aggregate of 880,000 shares owned of record by the minor children of Mr. Ballard and Mrs. Ballard, as well as an aggregate of 23,500,000 shares held in the Ballard Family Trust, an irrevocable trust, for the benefit of their children.  Pursuant to the trust agreement, Mr. Ballard, among other things, has agreed that so long as he is trustee of the trust, he will not vote any of the trust shares.  Teresa D. Potasiak, as independent voting trustee for so long as, among other things, Mr. Ballard remains trustee, has the sole right to vote with respect to 7,500,000 shares in the trust or such lesser number of shares that the trust may hold.

Item 12.  Certain Relationships and Related Transactions.

We have entered into employment agreements with Clinton L. Ballard and Diana T. Ballard, each for a five-year term commencing January 1, 2003, which extends annually thereafter unless we or such person provides 60 days’ notice of termination.  On August 21, 2004, the employment agreements were further amended to reflect revised salary compensations.  See “Executive Compensation - Employment Agreements”.

During the fourth quarter of 2001 and the first quarter of 2002, we borrowed an aggregate of  $404,000 from Mr. Ballard under various notes payable.  These notes all are payable on demand and interest is payable monthly on the outstanding balance at 10% per annum.  As of December 31, 2004, the balance outstanding under these notes, net of repayments, was $101,589.

In April 2003, we issued 2,000 shares of our common stock to E. Edward Ahrens, our Chief Financial Officer.  These shares had a value of $0.03 per share at such time.  In November 2003, we issued 5,000 shares of our common stock to Mr. Ahrens.  These shares had a value of $0.04 per share at such time.

In April 2003, we granted a bonus of $8,890 to each of Mr. Ballard and to Mrs. Ballard, and, in November 2003, we granted a bonus of $13,530 to each of Mr. Ballard and Mrs. Ballard.  Each of these bonuses was granted in accordance with Mr. Ballard’s and Mrs. Ballard’s respective employment agreement, as amended.

In March 2004, we granted a bonus of $17,582 to Mr. Ballard and a bonus of $16,110 to Mrs. Ballard.  Each of these bonuses was granted in accordance with Mr. Ballard’s and Mrs. Ballard’s respective employment agreement, as amended.

In March 2004, we issued 1,250 shares of common stock to Mr. Ahrens.  These shares had a value of $0.22 per share at such time.  In addition, Mr. Ahrens received a cash bonus of $2,004 pursuant to the Company’s cash-flow bonus program.

In October 2004, we authorized the payment of $200,000 in the form of the payment of a bonus to Mr. Ballard to reimburse Mr. Ballard for certain tax liabilities incurred by him as a result of his ownership interest in the Company while the Company was an S-corporation.

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

Item 14.  Principal Accountant Fees and Services.

Audit Fees

Peterson Sullivan, P.L.L.C. provided audit services to us for our annual report for the fiscal years ended December 31, 2004 and 2003. The proposed fees per the engagement letter for the annual financial statements and review of quarterly financial statements for 2004 were $44,044.  The fees billed by Peterson Sullivan, P.L.L.C. for the 2003 audit of the annual financial statements and review of the quarterly financial statements were $34,814.

Audit-Related Fees

No fees were billed for the years 2004 and 2003 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the “Audit Fees” disclosure above.

Tax Fees

Peterson Sullivan P.L.L.C. billed fees of $13,559 and $20,750 for the years 2004 and 2003, respectively, for professional services rendered for tax advice and planning.

All Other Fees

No fees were billed in each of 2004 and 2003 for professional services rendered by Peterson Sullivan P.L.L.C. for all other services not disclosed above.

Audit Committee Pre-Approval

Our Audit Committee pre-approved our engagement of Peterson Sullivan, P.L.L.C. to act as our independent auditor for our fiscal years ended December 31, 2003 and 2004.  Our Audit Committee also pre-approved Peterson Sullivan, P.L.L.C. to provide the audit, audit-related, tax services and all other services described above.  Our independent auditors performed all work only with their full time permanent employees.

eACCELERATION CORP.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2004

[letterhead]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

eAcceleration Corp.

Poulsbo, Washington

We have audited the accompanying consolidated balance sheet of eAcceleration Corp. as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAcceleration Corp. as of December 31, 2004, and the results of their operations, and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States.

/s/ Peterson Sullivan PLLC

March 1, 2005

Seattle, Washington

eACCELERATION CORP.

CONSOLIDATED BALANCE SHEET

December 31, 2004

ASSETS

Current assets
Cash	$604,186
Accounts receivable	3,385
Net deferred tax asset - current	195,323
Prepaid expenses and other	44,784
Income tax receivable	197,643

Total current assets	1,045,321

Property and equipment, net	302,530
Intangible assets, net	142,762
Cash reserves, net	86,881
Net deferred tax asset - non-current	197,424
Other assets	25,326
Total assets	$1,800,244

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$763,514
Accrued expenses	292,992
Deferred revenue, current portion	4,746,703
Reserve for sales returns and allowances	175,252
Notes payable to stockholder	101,589
Total current liabilities	6,080,050

Deferred revenue, less current portion	641,209

Total liabilities	6,721,259

Commitments and contingencies	—

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 100,000,000 shares authorized; 34,812,032 shares issued and outstanding	3,481
Additional paid-in capital	925,380
Accumulated deficit	(5,849,876)
Total stockholders’ equity (deficit)	(4,921,015)

Total liabilities and stockholders’ equity (deficit)	$1,800,244

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004 and 2003

	2004	2003

Revenue
Online software subscriptions, net	$12,712,783	$6,960,349
Software licensing		800,000
Internet advertising	27,406	38,268
Total revenue	12,740,189	7,798,617

Cost of revenue
Online software subscriptions service	8,775,768	4,015,619
Software licensing		705,082
Internet advertising		30,970
Cost of revenue	8,775,768	4,751,671

Gross profit	3,964,421	3,046,946

Selling expenses	4,399,228	1,954,404
General and administrative expenses	1,519,785	1,098,480

Loss from operations	(1,954,592)	(5,938)

Other income (expense)
Interest expense	(20,609)	(57,602)
Loss on settlement of litigation	(10,000)	(92,246)
Other income		8,919
Total other income (expense)	(30,609)	(140,929)

Loss before provision for income tax	(1,985,201)	(146,867)

Foreign tax paid		(50,000)
Income tax benefit - current	159,208	81,116
Income tax benefit - deferred	5,851	129,304

Total income tax (expense) benefit	165,059	160,420

Net income (loss)	$(1,820,142)	$13,553

Basic and diluted per-share information
Net income (loss)	$(0.05)	$0.00

Weighted average shares outstanding
Basic and diluted	34,788,457	34,501,402

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
For the Years Ended December 31, 2004 and 2003

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balances, December 31, 2002	34,424,500	$3,443	$789,805	$(4,043,287)	$(3,250,039)

Value of stock options			64,320		64,320

Value of stock issued	321,300	32	12,190		12,222

Net income				13,553	13,553

Balances, December 31, 2003	34,745,800	3,475	866,315	(4,029,734)	(3,159,944)

Value of stock options			45,275		45,275

Value of stock issued	66,232	6	13,790		13,796

Net income (loss)				(1,820,142)	(1,820,142)

Balances, December 31, 2004	34,812,032	$3,481	$925,380	$(5,849,876)	$(4,921,015)

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2004 and 2003

	2004	2003
Cash flow from operating activities
Net Income (Loss)	$(1,820,142)	$13,553
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	131,761	95,866
Bad debt expense		(8,663)
Value of stock options	45,275	64,320
Issuance of common stock under equity incentive plan	13,796	12,222

Changes in operating assets and liabilities
Restricted cash		151,658
Accounts receivable	(3,205)	12,603
Net deferred tax asset	(18,704)	(374,043)
Prepaid expenses and other	16,546	(43,699)
Income tax receivable	(197,643)
Cash reserves	270,304	(296,988)
Other assets	(14,126)	2,650
Accounts payable	430,419	(23,101)
Accrued expenses	(130,983)	218,161
Deferred revenue	1,955,612	635,263
Reserve for sales returns and allowances	52,866	122,386
Net cash provided by operating activities	731,776	582,188

Cash flows from investing activities
Purchases of equipment	(273,079)	(86,459)
Patent and trademark costs	(42,899)	(39,708)
Domain names acquired	(15,621)	(10,000)
Net cash used in investing activities	(331,599)	(136,167)

Cash flows from financing activities
Payments on notes payable	(292,427)	(314,097)
Net cash used in financing activities	(292,427)	(314,097)

Net increase in cash	107,750	131,924
Cash at beginning of period	496,436	364,512

Cash at end of period	$604,186	$496,436

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$21,017	$65,686
Cash paid during the period for taxes	$199,808	$65,103

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company and Basis of Presentation

Company

eAcceleration Corp., a Delaware corporation (the “Company”), is a provider of proprietary software, including its eAcceleration online software subscription service, formerly named “eAnthology,” which is distributed directly by the Company via the Internet and, until October 2003, through a distributor in Japan that exclusively distributed Japanese versions of certain of the Company’s software. The Company has also, in the past, provided Internet-based direct marketing and advertising services, which the Company de-emphasized in 2002. Currently, the Company is pursuing additional means of distributing its online software subscription services in addition to its Internet sales.

On May 14, 2004, the Company and the Company’s wholly owned subsidiary, Acceleration Software International Corporation (“ASIC”), were merged.  Subsequent to the merger, the Company has assumed all of the rights and obligations of ASIC.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Acceleration Software International Corporation.  All intercompany accounts and transactions up to and including May 14, 2004, have been eliminated in consolidation.

Liquidity

The Company’s cash flow is dependent on its ability to generate and collect revenues from its subscription services, and manage its advertising and payroll costs, which constitute the two largest variable expense categories.  There can be no assurance, however, that the Company will recognize sufficient revenues to cover its increasing costs or to recover from its previous losses; nor is there any assurance that the Company will not incur losses in the future.  As of December 31, 2004, the Company has a working capital deficit of ($5,034,729).  However, $4,746,703 of the Company’s current liabilities are deferred revenue, representing cash collections from customers in advance of the recognition of related sales of online software subscriptions.  This amount will be earned over the subscription period and will not require settlement through specific cash payments.  The Company’s working capital deficit, net of the current portion of deferred revenues is ($288,026).  If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding, if it is unable to obtain financing independently.  However, there is no assurance that such additional funding from its principal stockholders will be available when needed.  The Company is also considering seeking additional financing through one or more debt or equity offerings.

Revenue Recognition

The Company’s subscription-based revenue from online software subscription service is deferred and recognized on a straight-line basis monthly, over the life of the user’s subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain.  Management continuously reviews refunds granted to customers during the 30-day refund period, and provides appropriate estimates of refunds at the time of sale based on this experience.

Revenues recognized in 2003 under the contract with the Company’s Japanese distributor were accounted for in accordance with the provisions of SOPs 97-2 and 98-9.  The contract contained multiple elements, including post-contract customer support (PCS) and specified upgrades.  This contract was terminated on October 29, 2003.

The Company has employed various pay-for-performance web-based advertising methods in the past.  Although the Company is no longer actively pursuing this line of business, we have not discontinued it.  Internet advertising continues to generate revenue from performance-based advertising created in previous years, which continues to perform for certain clients.  No costs have been incurred in 2004 in connection with these advertisements.  Internet advertising revenues are recognized in the period in which users execute pre-defined actions related to that advertising.

Cash

Cash includes petty cash on hand, checking accounts at two local banks, a cash account with an online payment processor, and a money market account with a local bank.  Cash balances exceed federally insured limits from time to time.

Fair Value of Financial Instruments

The carrying amounts reported for cash, accounts receivable, and accounts payable approximate fair value because of their immediate or short-term maturity.  The carrying amount reported for notes payable approximates fair value because of the market rate of interest.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using accelerated methods over the estimated useful lives of the related assets, ranging from three to seven years.  Maintenance and repairs are charged to expense as incurred.  Significant renewals and betterments are capitalized.

Intangible Assets

Patents and Trademarks

Patents and trademarks are recorded at cost.  Patents are amortized when registered using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.  The costs of trademarks are not amortized but are reviewed by management periodically, not less than annually, for impairment based on expected future cash flows.

Domain Names and Vanity Telephone Numbers

The costs of domain names and vanity telephone numbers have indefinite lives and are treated as non-amortized intangible assets in accordance with the provisions of SFAS 142.  The costs of these intangible assets are reviewed by management periodically, not less than annually, for impairment based on expected future cash flows.

Cash Reserves

The Company utilizes several credit card processors to process the majority of its subscription sales made over the Internet.  Several of these credit card processors have chosen to withhold cash reserves on the sales processed through them in the total amount of $114,081.  The company has established an allowance account of $27,200.  The allowance is calculated based on our experience with previous processors.

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  Potentially dilutive common shares at December 31, 2004, and at December 31, 2003 consist of shares issuable to holders of outstanding stock options (Note 9).  Stock options were not included in either the 2004 or the 2003 computation of diluted earnings per share, because they were anti-dilutive.

Stock-Based Compensation

At December 31, 2004, the Company has a stock-based equity incentive plan, which is described more fully in Note 9.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement 123, “Accounting for Stock-Based Compensation.”  Under the modified prospective method of adoption selected by the Company under the provisions of FASB Statement 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” compensation costs recognized in 2004 and 2003 reflect the inclusion of stock-based compensation.

Software and Web Development Costs

SFAS No. 86, “Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” states that all costs incurred in connection with the development of software subsequent to technological feasibility should be capitalized until such time that the software is essentially completed.  Management believes the Company’s software is completed concurrent with the establishment of technological feasibility.  When development of our software is complete, it is available to customers almost immediately at our websites on the Internet.  Therefore, no costs have been capitalized in connection with software development.

Web development costs are accounted for in accordance with EITF 00-2, “Accounting for Web Site Development Costs,” with applicable guidance from SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  The Company’s internal website development processes are relatively short-term in nature, generally three months.  The costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized on a straight-line basis if management believes such costs are significant.  All maintenance and enhancement costs are expensed as incurred.

Software and web development expenses are included in costs of revenues and for the years ended December 31, 2004 and 2003, were $3,343,048 and $3,392,282, respectively.  There were no amounts capitalized in 2004 of 2003.

Advertising Expenses

Advertising costs are included in selling expenses and are expensed as incurred.  Advertising expenses for the years ended December 31, 2004 and 2003, were $3,693,868 and $1,904,875, respectively.  In 2004, two vendors accounted for 57% of advertising expenses.  In 2003, one vendor accounted for 35% of advertising expenses.

Comprehensive Income

The Company had no items of other comprehensive income in 2004 or 2003.

Income Taxes

The Company accounts for income taxes in accordance with the asset and liability method per SFAS No. 109. Under the asset and liability method, deferred assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases, tax credits, and loss carry-forwards.  The provision for income taxes is comprised of the current tax liability and the change in deferred tax assets and liabilities.  The Company establishes a valuation allowance to the extent it is more likely than not that deferred tax assets will not be recoverable against future taxable income.

Commitments and Contingencies

Technology Risks

The Company’s operations are subject to new innovations in product design and function.  Significant technological changes can have an adverse effect on product lives.  Innovation, design and development of new products are important elements to achieve competitive success and profitability in this industry.

Purchase and Sale Agreement

Due to anticipated increases in space requirements resulting from personnel increases, we have entered into a Purchase and Sale Agreement with the Bremerton School District No. 100-C for the purchase of certain real property located in the City of Bremerton, Washington.  The registrant has contingencies for financing, appraisal, and obtaining a special use permit for the City of Bremerton that must be satisfied before the sale can be completed.

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

The company was named as defendant in a class-action lawsuit filed in December 2003.  Subsequent to December 31, 2004, this lawsuit was settled for an immaterial amount.  We did not have to make any changes to our business practices as a result of this settlement.

Recent Accounting Pronouncements

The following accounting standards have been issued in recent months:

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in APB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS 151 is expected to have no impact on the Company’s consolidated financial statements.

SFAS No. 152, Accounting for Real Estate Time-Sharing Transactions, is effective for fiscal years beginning after June 15, 2005.  This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions.  The adoption of SFAS No. 152 is expected to have no impact on the Company’s consolidated financial statements.

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  The Company is required to apply this statement in the first interim period that begins after December 15, 2005.  The adoption of SFAS No. 123 (R) is expected to have no impact on the Company’s consolidated financial statements.

SFAS No. 153, Exchange of Nonmonetary Assets – an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005.  This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is expected to have no impact on the Company’s consolidated financial statements.

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

Note 2. Property and Equipment

Property and equipment consists of the following as of December 31, 2004:

Equipment and furniture	$604,465
Leasehold improvements	16,856
Vehicles	40,935
662,256
Accumulated depreciation	(359,726)
Property and equipment, net	$302,530

During the years ended December 31, 2004 and 2003, depreciation expense totaled $116,640 and $74,854 respectively.

Note 3. Intangible Assets

Intangible assets consist of the following at December 31, 2004:

Amortizable intangible assets:
Patents	$153,338
Accumulated amortization	(131,760)
21,578

Unamortizable intangible assets:
Patents pending	72,358
Trademarks	23,205
Domain names and vanity telephone numbers	25,621
121,184

Intangible assets, net	$142,762

During the years ended December 31, 2004 and 2003, amortization expense totaled $15,121 and $21,012, respectively.  Patents are amortized generally over three years due to the rapid rate of obsolescence associated with computer and software technology.  Patents included in unamortized intangible assets represent applications in progress.  The costs are capitalized, but not amortized until the patent is approved and issued.  Unsuccessful applications are expensed.  Since December 31, 2001, trademarks are no longer amortized in accordance with the adoption of SFAS 142 because they are considered to have indefinite lives.

Amortization expense for current patents will be as follows for the years ended December 31:

2005	$12,002
2006	6,615
2007	2,961
Total amortization expense	21,578
Patents pending	72,358

Total estimated amortization expense	$93,936

Management tests trademarks for impairment periodically, based on the expected cash flows.  No impairment was determined to have occurred in either 2004 or 2003.

Because the Company considers purchased domain names and vanity telephone numbers to be intangible assets in accordance with the definition of such assets contained in SFAS 142, the Company plans to re-assess the fair value of these assets based on expected future cash flows on a periodic basis, not less than annually, and will record an impairment if the book value of the assets exceed fair value.  No impairment was determined to have occurred with respect to these assets during 2004.

Note 4.  Notes Payable To Stockholder

The Company has borrowed an aggregate of $404,000 from the Company’s chief executive officer who is one of the principal stockholders, under various promissory notes.  These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments.

Note 5.  Income Taxes

The Company recorded an income tax benefit of $165,059 for the year ended December 31, 2004.

The Company also recorded deferred tax assets and has established a valuation allowance for those assets for the year ended 2004 as follows:

2004

Deferred revenue	$1,119,813
Amortization	60,449
Reserve for sales returns and allowances	59,586
Accrued vacation	62,005
Stock option compensation expense	34,641
Depreciation	19,204
Foreign tax credit carryforwards	75,166
Other	9,561
Net operating loss carryforwards	510,120

Total deferred tax assets	$1,950,545
Less: valuation allowance	(1,557,798)
Net deferred taxes	$392,747

Net deferred tax asset - current	$195,323
Net deferred tax asset – non-current	197,424
Total net deferred tax assets	$392,747

The change in valuation allowance from 2003 to 2004 was an increase of $503,170. The difference between the statutory federal rate of 34 % and the income tax benefit of $142,232 for the year ended December 31, 2004 recorded by the Company is summarized below:

2004
Statutory tax rate	(34)%
Change in deferred tax asset valuation allowance	26%
U.S. Income tax provision	(8)%

The Company’s foreign tax credit carry-forwards of $32,886 and $42,280 will expire in the years 2007 and 2008, respectively.  The company’s net operating loss carryforward of approximately $1,500,000 will expire in 2024.

Note 6.  Business Segment Information

Since all the Company’s operations are located in the United States of America, the Company’s geographic revenue information is based on the country in which the sales originate.  The following table shows the origin of revenue for the years ended December 31, 2004 and 2003.  Certain reclassifications have been made to the 2003 business segment information to conform to the current year presentation.  These reclassifications had no effect on total revenue.

Year Ended December 31,	U.S.A.	Asia	All Other Foreign	Consolidated Total

2004	$10,749,987	$153,714	$1,836,488	$12,740,189
2003	5,796,480	908,651	1,093,486	7,798,617

No geographic segment data is shown for long-lived assets, since the Company’s operations reside entirely in the United States of America.

Note 7.  Operating Leases

At December 31, 2004, the Company leases office space and was committed to five operating lease agreements and one sub-lease agreement.  Two of these leases expire in January 2007 and require monthly payments of $9,260 and $2,600, respectively, with scheduled increases each year.  In May 2004, the Company entered into a sublease for a period of ten months with a payment of $2,540.  The Company expects to continue to lease this additional space and enter into a new lease agreement with a two year term expiring in January 2007.  Two leases, with payments of $613 and $2,979, expire in March 2005 and April 2005, respectively.  The Company is reviewing options for renewal of this facility.  The final lease expires in March 2007 and has an average monthly payment of $2,563 with scheduled increases in April 2005 and 2006. The Company records rent expense on a straight-line basis over the life of each lease.

The Company’s future non-cancelable annual minimum lease payments at December 31, 2004, are as follows:

2005	216,067
2006	207,972
2007	22,279

Total rent expense for the years ended December 31, 2004 and 2003, amounted to $216,646 and $110,317, respectively.

Note 8.  Employment Contracts

The Company has employment agreements in effect with its two principal stockholders.  Each of these agreements is for a period of five years commencing January 1, 2003, and is renewable annually thereafter unless either party provides 60 days’ notice.  Pursuant to an amendment dated August 2004, the Chairman of the Board’s annual salary was increased to $208,000.  The Vice-Chairman of the Board’s annual salary was decreased to $52,000.  In 2003, each employment agreement provided for an annual base salary of $104,000 and a bonus based on the Company’s cash flow as defined in the agreement.

Note 9.  Stock-Based Compensation

In March 2004, the Company issued an aggregate of 46,882 shares; in May 2004, the Company issued an aggregate of 5,800 shares; and in October 2004 the Company issued an aggregate of 13,550 shares of its common stock to employees in the form of stock bonuses under its 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with these issuances is $10,313; $1,044; and $2,439 respectively.  The Board of Directors determined the fair value of the stock issued in March 2004 to be $0.22 per share.  The Board of Directors determined the fair value of its common stock issued in May 2004 and October 2004, based on an independent appraisal, to be $0.18 per share.

In 2003, the Company issued an aggregate of 321,300 shares of its common stock to employees and non-employees in the form of stock bonuses under the 2002 Plan, all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved and available for all types of grants under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with these issuances is an aggregate of $12,222.  The board of directors determined the fair value of its common stock, based on an independent appraisal, to be $0.03 and $0.04 per share at the times of issuances of these shares.

In March 2004, the Company granted time-based options to employees and directors to purchase an aggregate of 403,000 shares at $0.22; in May 2004, the Company granted time-based options to employees to purchase an aggregate of 123,250 shares of the Company’s common stock at $0.18 per share; and in October 2004 the Company granted time-based options to employees to purchase an aggregate of 146,750 shares of the Company’s common stock at $0.18 per share under the 2002 Plan.  Options granted in 2004 to employees were 10-year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant.  Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees are recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year Treasury note rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized for the year ended December 31, 2004 was $17,415 for options granted to employees and $27,860 for options granted to non-employees.

In 2003, the Company granted time-based options to purchase an aggregate of 392,500 shares of the Company’s common stock at an exercise price of $0.12 per share under the 2002 Plan.  All options granted in 2003 were 10-year incentive stock options to purchase shares of the Company’s common stock granted to employees.  The ten-year options become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant.  Options granted to non-employees in previous years were recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees were recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year Treasury note rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized in 2003 for options granted to employees was $11,884.  Compensation expense in 2003 for options held by non-employees was $52,436.

Previously, the Company had issued options under its 1995 and 1999 stock option plans.  None of the options vested under the 1999 Plan are exercisable.  Options issued under the 1995 and 2002 Plans are exercisable to the extent they are vested.

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2002	824,300	$0.62
Granted	392,500	0.12
Cancelled or forfeited	(160,000)	0.12

Outstanding at December 31, 2003	1,056,800	0.51
Granted	673,000	0.20
Cancelled or forfeited	(391,000)	0.15

Outstanding at December 31, 2004	1,338,800	0.46

The following table summarizes stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2004	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2004	Weighted Average Exercise Price
$0.12	692,500	9.16	$0.12	59,500	$0.12
0.18	228,000	10.00	0.18	—	0.18
0.22	319,000	9.80	0.22	—	0.22
0.70	25,000	0.61	0.70	25,000	0.70
5.31	61,800	5.00	5.31	—	5.31
6.25	12,500	6.00	6.25	—	6.25
	1,338,800			84,500

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were as follows:

	Grants in 2004 under 2002 Plan	Grants in 2003 under 2002 Plan	Grants in 2002 under 2002 Plan	1995 and 1999 Plans
Risk-free-interest rate	3.8% to 4.7%	4.0% to 4.5%	6.00%	6.00%

Stock price volatility factor	99%	99%	99%	99%
Expected life of the options	5 and 10*	5 and 10*	5 and 10*	5 and 10*
	years	years	Years	Years
Dividend yield	0.00%	0.00%	0.00%	0.00%

*                 Non-qualified options issued to non-employees have an estimated average life of 5 years; incentive stock options granted to employees are estimated to have an average life of 10 years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2005	eAcceleration Corp.

	By:	/s/ Clinton L. Ballard
Clinton L. Ballard
President and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Exchange Act, as amended, this annual report on Form 10-KSB has been signed on March 31, 2005 by the following persons in the capacities indicated.  Each person whose signature appears below constitutes and appoints Clinton L. Ballard, with full power of substitution, his/her true and lawful attorney-in-fact and agent to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which he may deem necessary or advisable to enable eAcceleration Corp. to comply with the Exchange Act, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this annual report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

/s/ Clinton L. Ballard	Chairman of the Board, President, and Chief Executive Officer
Clinton L. Ballard	(Principal Executive Officer)

/s/ E. Edward Ahrens	Chief Financial Officer
E. Edward Ahrens	(Principal Accounting Officer)

/s/ Diana T. Ballard	Vice Chairman of the Board, Secretary and Treasurer
Diana T. Ballard

/s/ Edward P. Swain, Jr.	Director
Edward P. Swain, Jr.

/s/ William E. Hoke	Director
William E. Hoke

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.2	Amended and Restated Bylaws of the Company.

10.1	Amendment No. 4 to Employment Agreement between the Company and Clinton L. Ballard, dated as of August 21, 2004.

10.2	Amendment No. 4 to Employment Agreement between the Company and Diana T. Ballard, dated as of August 21, 2004.

10.3†	Insertion Order between the Company and Google Inc., dated as of October 22, 2004 (for purchase of up to $3,000,000 in domestic advertising space).

10.4†	Insertion Order between the Company and Google Inc., dated as of October 22, 2004 (for purchase of up to $120,000 in international advertising space).

23.1	Consent of Peterson Sullivan, P.L.L.C.

31.1	Certification of Chief Financial Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of eAcceleration Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†              Confidential treatment sought by eAcceleration Corp. from the Securities and Exchange Commission.