Form 10QSB
period 2005-03-31
EACCELERATION CORP
filed 2005-05-16
CIK 1098862

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-29869

eACCELERATION CORP.

(Exact name of small business issuer as specified in its charter)

Delaware	91-2006409
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 NE Hostmark St, Suite 100B, Poulsbo, Washington 98370

(Address of principal executive offices)

(360) 697-9260

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒  No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  34,812,982 shares of Common Stock, as of May 1, 2005

Transitional Small Business Disclosure Format (check one)    Yes  ☐  No  ☒

eACCELERATION CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

eACCELERATION CORP.

BALANCE SHEET

March 31, 2005
(unaudited)
ASSETS
Current assets
Cash	$431,142
Accounts receivable	728
Net deferred tax asset – current	196,956
Prepaid expenses and other	102,660
Income tax receivable	160,513
Total current assets	891,999

Property and equipment, net	303,334
Intangible assets, net	139,761
Cash reserves, net	99,356
Net deferred tax asset – non-current	181,351
Other assets	25,327

Total assets	$1,641,128

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$786,728
Accrued expenses	408,222
Deferred revenue, current portion	5,021,642
Reserve for sales returns and allowances	179,045
Notes payable to stockholder	101,589
Total current liabilities	6,497,226

Deferred revenue, less current portion	656,592

Total liabilities	7,153,818

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.0001; 100,000,000 shares authorized; 34,812,982 shares issued and outstanding	3,481
Additional paid-in capital	930,981
Accumulated deficit	(6,447,152)
Total stockholders’ equity (deficit)	(5,512,690)

Total liabilities and stockholders’ equity (deficit)	$1,641,128

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Revenue
Online software subscriptions, net	$3,621,912	$2,774,933
Internet advertising	1,522	12,500
Total revenue	3,623,434	2,787,433

Cost of revenue
Online software subscriptions services	2,333,328	1,920,786

Gross profit	1,290,106	866,647

Selling expenses	1,506,794	919,389
General and administrative expenses	346,547	374,221
Total selling, general and administrative expenses	1,853,341	1,293,610

Loss from operations	(563,235)	(426,963)

Other income (expense)
Interest expense, net	(2,101)	(9,823)
Loss on settlement of litigation	(17,500)
Total other income (expense)	(19,601)	(9,823)

Loss before provision for income tax	(582,836)	(436,786)

Income tax (expense) – current		(122,175)
Income tax (expense) benefit – deferred	(14,440)	64,827
Total income tax (expense)	(14,440)	(57,348)

Net loss	$(597,276)	$(494,134)

Basic and diluted per-share information:
Net income (loss)	$(0.02)	$(0.01)

Weighted average shares outstanding
Basic and diluted	34,812,118	34,750,019

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(unaudited)
Cash flow from operating activities
Net loss	$(597,276)	$(494,134)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	34,868	25,127
Value of stock options	5,430	16,174
Issuance of common stock under equity incentive plan	171	10,314

Changes in operating assets and liabilities
Accounts receivable	2,658	180
Net deferred tax asset	14,440	(64,827)
Prepaid expenses and other	(57,876)	(125,040)
Income tax receivable	37,130
Cash reserves	(12,475)	34,344
Other assets		(4,126)
Accounts payable	23,214	208,631
Accrued expenses	115,230	10,406
Deferred revenue	290,321	696,346
Reserve for sales returns and allowances	3,793	32,020
Net cash provided by (used in) operating activities	(140,372)	345,415

Cash flows from investing activities
Purchase of equipment	(32,672)	(131,476)
Net cash used in investing activities	(32,672)	(131,476)

Cash flows from financing activities
Payments on notes payable		(14,593)
Net cash used in financing activities		(14,593)

Net increase (decrease) in cash	(173,044)	199,346
Cash at beginning of period	604,186	496,436

Cash at end of period	$431,142	$695,782

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$2,517	$11,466
Cash paid during the period for taxes	$0	$148,520

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company and Basis of Presentation

Company

eAcceleration Corp., a Delaware corporation (the “Company”), is a provider of proprietary software, including its eAcceleration online software subscription service which is distributed directly by the Company via the Internet. The Company has also, in the past, provided Internet-based direct marketing and advertising services, which the Company de-emphasized in 2002. Currently, the Company is pursuing additional means of distributing its online software subscription services in addition to its Internet sales.

On May 14, 2004, the Company and the Company’s wholly owned subsidiary, Acceleration Software International Corporation (“ASIC”), were merged.  Subsequent to the merger, the Company has assumed all of the rights and obligations of ASIC.

Interim Disclosures

The information as of March 31, 2005, and for the three months ended March 31, 2005 and 2004, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods.  The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the three months ended March 31, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Liquidity

The Company’s cash flow is dependent on its ability to generate and collect revenues from its subscription services, and manage its advertising and payroll costs, which constitute the two largest variable expense categories.  There can be no assurance, however, that the Company will recognize sufficient revenues to cover its increasing costs or to recover from its previous losses; nor is there any assurance that the Company will not incur losses in the future.  As of March 31, 2005, the Company has a working capital deficit of ($5,605,227).  However, $5,021,642 of the Company’s current liabilities are deferred revenue, representing cash collections from customers in advance of the recognition of related sales of online software subscriptions.  This amount will be earned over the subscription period and will not require settlement through specific cash payments.  The Company’s working capital deficit, net of the current portion of deferred revenues is ($583,585).  If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding, if it is unable to obtain financing independently.  However, there is no assurance that such additional funding from its principal stockholders will be available when needed.  The Company is also considering seeking additional financing through one or more debt or equity offerings.

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

The Company has employed various pay-for-performance web-based advertising methods in the past.  Although the Company is no longer actively pursuing this line of business, the Company has not discontinued it.

Internet advertising continues to generate revenue from performance-based advertising created in previous years, which continues to perform for certain clients.  No costs have been incurred in 2005 in connection with these advertisements.  Internet advertising revenues are recognized in the period in which users execute pre-defined actions related to that advertising.

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

Intangible Assets

Patents and Trademarks

Patents and trademarks are recorded at cost.  Patents are amortized when registered using the straight-line method over the estimated useful lives of the related assets ranging from three to five years.  The costs of trademarks are not amortized, but are reviewed by management periodically, not less than annually, for impairment based on expected future cash flows.

Domain Names and Vanity Telephone Numbers

The costs of domain names and vanity telephone numbers have indefinite lives and are treated as non-amortized intangible assets in accordance with the provisions of SFAS 142.  The costs of these intangible assets are reviewed by management periodically, not less than annually, for impairment based on expected future cash flows.

Cash Reserves

The Company utilizes several credit card processors to process the majority of its subscription sales made over the Internet.  Several of these credit card processors have chosen to withhold cash reserves on the sales processed through them in the total amount of $116,636.  The Company has established an allowance account of $17,280.  The allowance is calculated based on our experience with previous processors.

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  Potentially dilutive common shares at March 31, 2005, and at March 31, 2004 consist of shares issuable to holders of outstanding stock options (Note 6).  Stock options were not included in either the 2005 or the 2004 computation of diluted earnings per share, because they were anti-dilutive.

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

Recent Accounting Pronouncements

The following accounting standards have been issued in recent months:

SFAS No. 151, Inventory Costs, is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS 151 is expected to have no impact on the Company’s consolidated financial statements.

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

Note 3.  Income Taxes

The Company recorded an income tax (expense) of ($14,440) and ($57,348) for the three months ended March 31, 2005 and 2004, respectively.

The Company also recorded deferred tax assets and has established a valuation allowance for those assets for the years ended 2005 and 2004 as follows:

	2005	2004

Deferred revenue	$1,046,122	$1,403,740
Amortization	59,681	62,242
Reserve for sales returns and allowances	60,875	52,498
Accrued vacation	66,730	43,306
Stock option compensation expense	34,893	29,577
Depreciation	18,719	23,329
Foreign tax credit carryforwards	75,166	75,166
Other	5,876	8,262
Net operating loss carryforwards	778,998

Total deferred tax assets	2,147,060	1,698,120
Less: valuation allowance	(1,768,753)	(1,259,250)
Net deferred taxes	$378,307	$438,870

Net deferred tax asset – current	$196,956	$312,206
Net deferred tax asset – non-current	181,351	126,664
Total net deferred tax assets	$378,307	$438,870

The difference between the statutory federal rate of 34 % and the income tax (expense) of ($14,440) and ($57,348) for the three months ended March 31, 2005 and 2004 recorded by the Company is summarized below:

	2005	2004
Statutory tax rate	(34%)	(34%)
Change in deferred tax asset valuation allowance	36%	47%
U.S. Income tax provision	2%	13%

The Company’s foreign tax credit carry-forwards of $32,886 and $42,280 will expire in the years 2007 and 2008, respectively.  The Company’s net operating loss carryforward of approximately $1,500,000 will expire in 2024.

Note 4.  Business Segment Information

Since all the Company’s operations are located in the United States of America, the Company’s geographic revenue information is based on the country in which the sales originate.  The following table shows the origin of revenue for the three months ended March 31, 2005 and 2004.

Three months ended March 31,	U.S.A.	Asia	All Other Foreign	Consolidated Total
2005	$3,027,538	$37,007	$558,889	$3,623,434
2004	2,187,957	48,652	550,824	2,787,433

No geographic segment data is shown for long-lived assets, since the Company’s operations reside entirely in the United States of America.

Note 5.  Operating Leases

The Company has entered into two month-to-month leases that took effect upon the expiration of their related one year lease agreements on March 31, 2005 and April 30, 2005. Total square feet made available in Poulsbo, Washington under these two leases is 3,363.

Note 6.  Stock-Based Compensation

In March 2005, the Company issued an aggregate of 950 shares of its common stock to employees in the form of stock bonuses under its 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with this issuance is $171.  The Board of Directors determined the fair value of the stock issued in March 2005 to be $0.18 per share.

In March 2004, the Company issued an aggregate of 46,882 shares of its common stock to employees in the form of stock bonuses.  Estimated compensation expense in connection with this issuance is $10,314.  The Board of Directors determined the fair value of its common stock to be $0.22 per share at the time of issuance of these shares.

In March 2005, the Company granted time-based options to employees to purchase an aggregate of 27,500 shares of the Company’s common stock at $0.18 per share under the 2002 Plan.  Options granted in 2005 to employees were 10-year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant.  Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees are recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year Treasury note rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized for the three months ended March 31, 2005 was $4,688 for options granted to employees.

In March 2004, the Company granted time-based options to employees and directors to purchase an aggregate of 403,000 shares of the Company’s common stock at $0.22 per share under the 2002 Plan.  Total compensation expense recognized for the three months ended March 31, 2004 was $3,207 for options granted to employees and $12,967 for options granted to non-employees.

Previously, the Company had issued options under its 1995 and 1999 stock option plans.  None of the options vested under the 1999 Plan are exercisable.  Options issued under the 1995 and 2002 Plans are exercisable to the extent they are vested.

	Stock Options	Weighted Average Exercise Price
Outstanding at December 31, 2003	1,056,800	$0.51
Granted	403,000	0.22
Cancelled or forfeited	(55,500)	0.13
Outstanding at March 31, 2004	1,404,300	0.44

Outstanding at December 31, 2004	1,338,800	0.46
Granted	27,500	0.18
Cancelled or forfeited	(115,500)	0.16
Outstanding at March 31, 2005	1,250,800	0.48

The following table summarizes stock options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at March 31, 2005	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2005	Weighted Average Exercise Price
$0.12	645,000	8.16	$0.12	127,500	$0.12
0.18	199,500	10.00	0.18	—	0.18
0.22	307,000	8.83	0.22	24,700	0.22
0.70	25,000	0.37	0.70	25,000	0.70
5.31	61,800	5.00	5.31	—	5.31
6.25	12,500	4.00	6.25	—	6.25
	1,250,800			177,200

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were as follows:

	Grants in 2005 under 2002 Plan	Grants in 2004 under 2002 Plan	Grants in 2003 under 2002 Plan	Grants in 2002 under 2002 Plan	1995 and 1999 Plans
Risk-free-interest rate	4.1% to 4.5%	3.8% to 4.7%	4.0% to 4.5%	6.00%	6.00%

Stock price volatility factor	99%	99%	99%	99%	99%
Expected life of the options	5 and 10* years	5 and 10* years	5 and 10* years	5 and 10* years	5 and 10* Years
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

*                 Non-qualified options issued to non-employees have an estimated average life of 5 years; incentive stock options granted to employees are estimated to have an average life of 10 years.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Throughout this quarterly report on Form 10-QSB, the terms “we,” “us,” “our,” and “our company” refer to eAcceleration Corp., and, unless the context indicates otherwise, our former wholly-owned subsidiary, Acceleration Software International Corporation (“ASIC”), on a consolidated basis.

Introductory Comment - Forward-Looking Statements

Statements contained in this quarterly report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized.  Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, upon current conditions and upon the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, the matters described in the section entitled “Factors Affecting Future Operating Results” and elsewhere herein and in our other filings with the Securities and Exchange Commission.

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

Our eAcceleration service provides a myriad of computer applications, including our own software product line, to consumers.  All components are designed to make the user’s computing experience, both on and off the Internet, a fast, safe, easy, and fun experience.  Our flagship threat-remover and protection system, Stop-SignTM, was initially developed in 2002, and alerts users to the presence of not only viruses but also spyware, malware (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm), and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e-mail such file to a remote recipient).  We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats.  Our online subscription service is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our customers change.  We endeavor to constantly respond to the needs of the consumer market, and our online subscription service is designed to meet those needs.

In the first quarter of 2005, we continued to focus our efforts on increasing revenues from our eAcceleration services.  This required large expenditures in advertising in order to increase sales volumes, which in turn required increases in the number of customer service and technical support personnel to handle the corresponding increase in customer requests that are directly proportional to the increase in sales.

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

During the first three months of 2005, our net losses increased $103,142, or 21%, from ($494,134) for the first three months of 2004 to ($597,276) for the first three months of 2005.  We believe that the increase in losses over the relevant periods are principally attributable to the magnitude of expenses associated with growing our eAcceleration online subscription services as well as the manner in which we are required to report the associated revenues and expenses.  We are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, but recognize the associated expenses as incurred.  Even though the revenues are deferred, the associated cash receipts are booked as received.  As of March 31, 2005 total Deferred Revenue was $5,678,234.

Critical Accounting Policies

Management’s discussion and analysis of our financial position and results of operations is based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these unaudited financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities.  Actual results could differ from those estimates. Management believes that the critical accounting policies and areas that require the most significant judgments and estimates to be used in the preparation of these unaudited financial statements relate to revenue recognition and returns and allowances relating to online subscriptions.

Revenue Recognition and Returns and Allowances Relating to Online Subscriptions

Our refund policy for online subscriptions is 30 days in accordance with the industry standard.  We defer online subscription revenue and recognize such revenue on a straight-line basis monthly over the life of the customer’s subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain, in accordance with
SOP 97-2.

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

Results of Operations for the Three Months Ended March 31, 2005 and 2004

Revenues

Our revenues increased $836,001, or 30%, from $2,787,433 during the 2004 first quarter to $3,623,434 during the 2005 first quarter, primarily due to an increase in online subscription services revenue of $846,979, or 31%, to $3,621,912 during the 2005 first quarter from $2,774,933 recognized during the 2004 first quarter.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $1,653,652 of subscription revenue, excluding returns, and deferred $2,594,748 of subscription revenue on our eAcceleration service subscriptions for sales made during the 2005 first quarter.  We recognized $2,304,427 of subscription revenue in the first quarter of 2005 from sales of subscriptions for our eAcceleration service that had been deferred previously. We also accrued an estimate of returns and allowances for the current period sales of $336,167, which is netted against revenue for presentation.  The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Cost of Revenues

Our cost of subscription revenue from sales of subscriptions for our eAcceleration service increased $412,542, or 21%, from $1,920,786 during the 2004 first quarter to $2,333,328 during the 2005 first quarter.  The increase in costs correlates with the increases in sales of subscriptions for our eAcceleration service.  Due to the higher volume of subscription sales during the 2005 first quarter, credit card processing costs have increased as well.

as personnel costs due to the hiring of additional customer service employees to handle a growing number of customer requests.

Selling, General and Administrative Expenses

Selling expenses during the 2005 first quarter increased $587,405, or 64%, from $919,389 during the 2004 first quarter to $1,506,794 during the 2005 first quarter.  This increase is primarily due to additional advertising purchased to promote our eAcceleration service.

General and administrative expenses during the first quarter of 2005 decreased $27,674, or 7%, from $374,221 during the 2004 first quarter to $346,547 during the 2005 first quarter.  This decrease is due primarily to the reduction in legal fees incurred in 2005.

Liquidity and Capital Resources

For the three months ended March 31, 2005, we had a net loss of ($597,276).  We experienced a net loss of ($494,134) during the three months ended March 31, 2004.  As of March 31, 2005, we had cash of $431,142, an accumulated deficit of ($6,447,152), and a working capital deficit of ($5,605,227).  We believe that the size of the losses sustained in 2004 and 2005 are attributable not only to the magnitude of expenses associated with growing our eAcceleration service, but also to the method by which we are required to report the expenses.  Accounting principles generally accepted in the United States require that the expenses be recognized currently while the associated revenues be deferred over the term of the subscription.  We receive the cash, but must defer the associated revenue.  The deferred revenue is classified and shown on the Consolidated Balance Sheet as a current liability.  As a component of the net working capital calculation, it contributes to the deficit in working capital.  Deferred revenue increased by $1,549,587 from $4,128,647 during the 2004 first quarter to $5,678,234 during the 2005 first quarter.  The Company generated sufficient cash flows to fund its operations as well as to purchase new equipment.

We are considering seeking additional financing through one or more debt or equity offerings.  In the past we have also received additional funding from our principal stockholders to supplement funds received from third parties.  However, there is no assurance that such additional funding through debt or security offerings or from our stockholders will be available in the future.

Additional Events Affecting Liquidity

The Company has borrowed an aggregate of $404,000 from the Company’s chief executive officer, who is one of the principal stockholders, under various promissory notes.  These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments.  The outstanding balance as of March 31, 2005 is $101,589.

The success of our eAcceleration service is highly dependent on our ability to sell the service to subscribers via the Internet.  Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer’s credit card information and processes the sale electronically.  Our processors hold a combined total of $116,636 in cash reserves.  The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated.  However, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks.  We have established an allowance against the cash reserves in the amount of $17,280, in the event some of the reserves should prove uncollectible.  This estimate is based on our historical return experience.  We currently contract with several processors and alternate payment method providers to diversify our risk.  We expect that the extent of the reserves required and/or amounts of processing limits by our processors likely will have a direct effect on our financial position, results of operations and cash flow.

Stock Bonuses

In March 2005, we issued an aggregate of 950 shares of our common stock to employees in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act.  The total number of shares available under the 2002 Plan is 5,000,000.  We recorded $171 of estimated compensation expense in connection with these issuances.  The Board of Directors determined the fair value of our common stock to be $0.18 per share at the time of the issuance of these shares.

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

There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to prevent third parties from infringing or misappropriating our patents, copyrights, trademarks, trade dress and similar intellectual property rights.  The loss or impairment of our rights to the use of any such intellectual property rights could harm our ability to compete and could have a material adverse effect on our business.

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

We were unprofitable in 2004 and it is possible we may incur operating losses in the future.  We experienced a net loss of ($597,276) in the first quarter of 2005.  No assurance can be given that we will be profitable again in the future.

We continue to develop a customer base for our eAcceleration service.  Our eAcceleration service provides the majority of our revenue and is the primary means of distributing our online subscription software service.  There is no assurance that we will be successful in marketing or distributing this service, nor that users’ acceptance of the service will rise to expected levels, nor that the revenue stream from such a service will generate enough positive cash flow to enable us to continue in business.

Item 3.  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of March 31, 2005, are effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the date of this evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.        Legal Proceedings.

Reference is hereby made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004 and all quarterly reports on Form 10-QSB since then and to the references therein for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries is a party.

We are periodically subject to various legal proceedings and claims arising in the ordinary course of business.  We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.        Defaults Upon Senior Securities.

None

Item 4.        Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the first quarter of the year ending December 31, 2005.

Item 5.        Other Information.

None

Item 6.        Exhibits

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

eAcceleration Corp.

Dated: May 13, 2005	By:	/s/ Clinton L. Ballard
Clinton L. Ballard
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2005	By:	/s/ E. Edward Ahrens
E. Edward Ahrens
Chief Financial Officer
(Principal Accounting Officer)