Form 10QSB
period 2005-06-30
EACCELERATION CORP
filed 2005-08-15
CIK 1098862

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

 (360) 697-9260

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes  ☒   No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  35,034,582 shares of Common Stock, as of August 1, 2005

Transitional Small Business Disclosure Format (check one)        Yes ☐  No ☒

eACCELERATION CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

eACCELERATION CORP.

BALANCE SHEET

June 30, 2005
(unaudited)
ASSETS
Current assets
Cash	$343,810
Accounts receivable	2,845
Net deferred tax asset – current	144,265
Prepaid expenses and other	84,062
Income tax receivable	160,513
Total current assets	735,495

Property and equipment, net	281,835
Intangible assets, net	136,761
Cash reserves, net	103,625
Net deferred tax asset – non-current	166,304
Other assets	25,326

Total assets	$1,449,346

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$995,293
Accrued expenses	526,158
Deferred revenue, current portion	4,962,090
Reserve for sales returns and allowances	16,966
Notes payable to stockholder	101,589
Total current liabilities	6,602,096

Deferred revenue, less current portion	516,873

Total liabilities	7,118,969

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.0001; 100,000,000 shares authorized; 35,034,582 shares issued and outstanding	3,503
Additional paid-in capital	976,255
Accumulated deficit	(6,649,381)
Total stockholders’ equity (deficit)	(5,669,623)

Total liabilities and stockholders’ equity (deficit)	$1,449,346

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue
Online software subscriptions, net	$4,014,055	$3,045,555	$7,635,967	$5,820,488
Internet advertising	1,200	8,756	2,722	21,256
Total revenue	4,015,255	3,054,311	7,638,689	5,841,744

Cost of revenue
Online software subscriptions services	2,324,848	2,313,561	4,658,176	4,234,347

Gross profit	1,690,407	740,750	2,980,513	1,607,397

Selling expenses	1,455,011	1,133,512	2,961,805	2,052,901
General and administrative expenses	367,495	351,854	714,042	726,075
Total selling, general and administrative expenses	1,822,506	1,485,366	3,675,847	2,778,976

Loss from operations	(132,099)	(744,616)	(695,334)	(1,171,579)

Other income (expense)
Interest expense, net	(1,726)	(6,040)	(3,827)	(15,863)
Loss on settlement of litigation			(17,500)
Loss on disposal of equipment	(666)		(666)
Total other income (expense)	(2,392)	(6,040)	(21,993)	(15,863)

Loss before provision for income tax	(134,491)	(750,656)	(717,327)	(1,187,442)

Income tax benefit – current		428,785		306,610
Income tax (expense) benefit – deferred	(67,738)	(27,622)	(82,178)	37,205
Total income tax (expense)	(67,738)	401,163	(82,178)	343,815

Net loss	$(202,229)	$(349,493)	$(799,505)	$(843,627)

Basic and diluted per-share information:
Net income (loss)	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average shares outstanding
Basic and diluted	34,874,078	34,795,930	34,845,259	34,772,740

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(unaudited)
Cash flow from operating activities
Net loss	$(799,505)	$(843,627)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	68,115	60,637
Value of stock options	10,838	34,253
Issuance of common stock under equity incentive plan	40,059	11,358
Loss on disposal of assets	668	0

Changes in operating assets and liabilities
Accounts receivable	540	(540)
Net deferred tax asset	82,178	(37,205)
Prepaid expenses and other	(39,278)	(111,586)
Income tax receivable	37,130	0
Cash reserves	(16,744)	67,982
Other assets	0	(4,127)
Accounts payable	231,779	206,753
Accrued expenses	233,166	(332,359)
Deferred revenue	91,050	1,608,869
Reserve for sales returns and allowances	(158,286)	53,603
Net cash provided by (used in) operating activities	(218,290)	714,011

Cash flows from investing activities
Purchase of equipment	(42,086)	(219,917)
Domain names acquired	0	(11,418)
Net cash used in investing activities	(42,086)	(231,335)

Cash flows from financing activities
Payments on notes payable	0	(283,775)
Net cash used in financing activities	0	(283,775)

Net increase (decrease) in cash	(260,376)	198,901
Cash at beginning of period	604,186	496,436

Cash at end of period	$343,810	$695,337

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$5,043	$19,918
Cash paid during the period for taxes	$0	$185,650

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

Interim Disclosures

The information as of June 30, 2005, and for the six months ended June 30, 2005 and 2004, is unaudited, but in the opinion of management, reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods.  The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the six months ended June 30, 2005, are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Liquidity

The Company’s cash flow is dependent on its ability to generate and collect revenues from its subscription services, and manage its advertising and payroll costs, which constitute the two largest variable expense categories.  There can be no assurance, however, that the Company will recognize sufficient revenues to cover its increasing costs or to recover from its previous losses; nor is there any assurance that the Company will not incur losses in the future.  As of June 30, 2005, the Company has a working capital deficit of ($5,866,601).  However, $4,962,090 of the Company’s current liabilities are deferred revenue, representing cash collections from customers in advance of the recognition of related sales of online software subscriptions.  This amount will be earned over the subscription period and will not require settlement through specific cash payments.  The Company’s working capital deficit, net of the current portion of deferred revenues is ($904,511).  If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding, if it is unable to obtain financing independently.  However, there is no assurance that such additional funding from its principal stockholders will be available when needed.  The Company is also considering seeking additional financing through one or more debt or equity offerings.  Currently, the Company is exploring financing alternatives with Agility Capital, LLC.

Revenue Recognition

The Company’s subscription-based revenue from sales of its online software subscription service is deferred and recognized on a straight-line basis monthly, over the life of the user’s subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain.  Management continuously reviews refunds granted to customers during the 30-day refund period, and provides appropriate estimates of refunds at the time of sale based on this experience.

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

Cash Reserves

The Company utilizes several credit card processors to process the majority of its subscription sales made over the Internet.  Several of these credit card processors have chosen to withhold cash reserves on the sales processed through them in the total amount of $121,433.  The Company has established an allowance account of $17,808.  The allowance is calculated based on our experience with previous processors.

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  Potentially dilutive common shares at June 30, 2005 and at June 30, 2004 consist of shares issuable to holders of outstanding stock options (Note 6).  Stock options were not included in either the 2005 or the 2004 computation of diluted earnings per share, because they were anti-dilutive.

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

Note 3.  Income Taxes

The Company recorded an income tax (expense) of ($82,178) for the six months ended June 30, 2005.

The Company also recorded deferred tax assets and has established a valuation allowance for those assets as of June 30, 2005 as follows:

2005

Deferred revenue	$903,613
Amortization	58,912
Reserve for sales returns and allowances	5,768
Accrued vacation	74,928
Stock option compensation expense	35,165
Depreciation	17,325
Foreign tax credit carryforwards	75,166
Other	6,056
Net operating loss carryforwards	1,014,150

Total deferred tax assets	2,191,083
Less: valuation allowance	(1,880,514)
Net deferred taxes	$310,569

Net deferred tax asset – current	$144,265
Net deferred tax asset – non-current	166,304
Total net deferred tax assets	$310,569

The difference between the statutory federal rate of 34 % and the income tax (expense) of ($82,178) for the six months ended June 30, 2005 recorded by the Company is summarized below:

2005
Statutory tax rate	34%
Change in deferred tax asset valuation allowance	(45)%
U.S. Income tax provision	(11)%

The Company’s foreign tax credit carry-forwards of $32,886 and $42,280 will expire in the years 2007 and 2008, respectively.  The Company’s net operating loss carryforward of approximately $2,900,000 will expire beginning in 2024.

Note 4.  Business Segment Information

Since all the Company’s operations are located in the United States of America, the Company’s geographic revenue information is based on the country in which the sales originate.  The following table shows the origin of revenue for the three and six months ended June 30, 2005 and 2004.

Three months ended June 30,	U.S.A.	Asia	All Other Foreign	Consolidated Total
2005	$3,277,476	$56,005	$681,774	$4,015,255
2004	2,753,002	24,838	276,471	3,054,311

Six months ended June 30,	U.S.A.	Asia	All Other Foreign	Consolidated Total
2005	$6,305,013	$93,013	$1,240,663	$7,638,689
2004	4,940,960	73,489	827,295	5,841,744

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

Note 6.  Stock-Based Compensation

In March 2005, the Company issued an aggregate of 950 shares, in May 2005, the Company issued an aggregate of 12,000 shares, and, in June 2005, the Company issued an aggregate of 209,600 shares of its common stock to employees, consultants and directors in the form of stock bonuses and awards under its 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with these issuances is $171;  $2,160; and $37,728 respectively.  The Board of Directors determined the fair value of the stock issued in March, May, and June 2005 to be $0.18 per share.

In March 2004, the Company issued an aggregate of 46,882 shares and, in May 2004, the Company issued an aggregate of 5,800 shares of its common stock to employees in the form of stock bonuses.  Estimated compensation expense in connection with these issuances is $10,314 and $1,044 respectively.  The Board of Directors determined the fair value of its common stock issued in March 2004 to be $0.22 per share and in May 2004 to be $0.18 per share.

In March 2005, the Company granted time-based options to employees to purchase an aggregate of 27,500 shares of the Company’s common stock at $0.18 per share, in May 2005, the Company granted time-based options to employees to purchase an aggregate of 27,500 shares of the Company’s common stock at $0.18 per share, and, in June 2005, the Company granted time-based options to employees and a non-employee to purchase an aggregate of 83,000 shares of the Company’s common stock at $0.18 per share under the 2002 Plan.  Options granted in 2005 to employees were 10-year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant. Options granted in 2005 to non-employees were 5-year non-qualified stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-fifth of the amount granted on each of the first through fifth anniversaries of the date of grant.  Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees are recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year Treasury note rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized for the six months ended June 30, 2005 was $9,295 for options granted to employees and $1,543 for options granted to non-employees.  The Board of Directors determined the fair value of the stock issued in March, May, and June 2005 to be $0.18 per share.

In March 2004, the Company granted time-based options to employees and directors to purchase an aggregate of 403,000 shares of the Company’s common stock at $0.22 per share and, in May 2004, the Company granted time-based options to employees to purchase an aggregate of 123,250 shares of the Company’s common stock at $0.18 per share under the 2002 Plan.  Total compensation expense recognized for the six months ended June 30, 2004 was $7,879 for options granted to employees and $26,374 for options granted to non-employees.

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

Beginning in 2002, we shifted our emphasis away from an advertising-based platform to our present subscription-based platform.  The primary component of this service is our Stop-Sign threat scanner for the consumer market, which was added in 2002.  We currently devote substantial resources to the continued development of our eAcceleration service which is sold directly to users over the Internet, which, by the end of 2004, accounted for 99.8% of our revenues.  We expect that the nature and content of this service will expand and evolve over time as the needs of our customers change.  Since 2002, we have been actively utilizing Internet search engines to market our products and services by bidding for top listings on certain search terms.  The search engine keyword market is highly competitive, and prices can fluctuate widely.  We also continue to experiment with advertising in more “traditional” media such as radio and television.

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

In the second quarter of 2005, we continued to focus our efforts on increasing revenues from our eAcceleration services.  This required large expenditures in advertising in order to increase sales volumes, which in turn required increases in the number of customer service and technical support personnel to handle the corresponding increase in customer requests that are directly proportional to the increase in sales.

We are in a highly competitive industry.  Pricing pressure will become more acute as companies such as AOL and Microsoft give away their software for free in their attempts to build market share.  Our challenge will be to differentiate ourselves from the competition by providing superior products and services.  However, there can be no assurance that we will recognize sufficient revenues from this service to cover our increasing costs of advertising and payroll or to recover from previous losses, nor is there any assurance that we will not incur losses in the future.

During the first six months of 2005, our net losses decreased ($44,122), or (5%), from ($843,627) for the first six months of 2004 to ($799,505) for the first six months of 2005.  This decrease was the result of revenues increasing by 31% while the corresponding cost of sales only increasing by 10%.  This translated to an 11% improvement in gross profit for the first six months of 2005.

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

Results of Operations for the Three Months Ended June 30, 2005 and 2004

Revenues

Our revenues increased $960,944, or 31%, from $3,054,311 during the 2004 second quarter to $4,015,255 during the 2005 second quarter, primarily due to an increase in online subscription services revenue of $968,500, or 32%, from $3,045,555 during the 2004 second quarter to $4,014,055 recognized during the 2005 second quarter.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $3,095,153 of subscription revenue, excluding returns, and deferred $904,424 of subscription revenue on our eAcceleration service subscriptions for sales made during the 2005 second quarter.  We recognized $1,103,694 of subscription revenue in the second quarter of 2005 from sales of subscriptions for our eAcceleration service that had been deferred previously. We also accrued an estimate of returns and allowances for the current period sales of $184,792, which is netted against revenue for presentation.  The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Cost of Revenues

Our cost of subscription revenue from sales of subscriptions for our eAcceleration service increased $11,287, or .5%, from $2,313,561 during the 2004 second quarter to $2,324,848 during the 2005 second quarter.  Total cost of subscription revenue remained relatively the same as the 2004 second quarter.

Selling, General and Administrative Expenses

Selling expenses during the 2005 second quarter increased $321,499, or 28%, from $1,133,512 during the 2004 second quarter to $1,455,011 during the 2005 second quarter.  This increase is primarily due to additional advertising purchased to promote our eAcceleration service.

General and administrative expenses during the second quarter of 2005 increased $15,641, or 4%, from $351,854 during the 2004 second quarter to $367,495 during the 2005 second quarter.  This increase is due primarily to increases in salaries.

Results of Operations for the Six Months Ended June 30, 2005 and 2004

Revenues

Our revenues increased $1,796,945, or 31%, from $5,841,744 during the first six months of 2004 to $7,638,689 during the first six months of 2005, primarily due to an increase in online subscription services revenue of $1,815,479, or 31%, from $5,820,488 during the first six months of 2004 to $7,635,967 recognized during the first six months of 2005.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $4,748,804 of subscription revenue, excluding returns, and deferred $3,499,172 of subscription revenue on our eAcceleration service subscriptions for sales made during the first six months of 2005.  We recognized $3,408,122 of subscription revenue in the first six months of 2005 from sales of subscriptions for our eAcceleration service that had been deferred previously. We also accrued an estimate of returns and allowances of $520,959 for sales made during the first six months of 2005, which is netted against revenue for presentation.  The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Cost of Revenues

Our cost of subscription revenue from sales of subscriptions for our eAcceleration service increased $423,829, or 10%, from $4,234,347 during the first six months of 2004 to $4,658,176 during the first six months of 2005.  The increase in costs correlates with the increases in sales of subscriptions for our eAcceleration service.  Due to the higher volume of subscription sales during the first six months of 2005, credit card processing costs have increased as well as personnel costs due to the hiring of additional customer service employees to handle a growing number of customer requests.

Selling, General and Administrative Expenses

Selling expenses during the first six months of 2005 increased $908,904, or 44%, from $2,052,901 during the first six months of 2004 to $2,961,805 during the first six months of 2005.  This increase is primarily due to additional advertising purchased to promote our eAcceleration service.

General and administrative expenses during the first six months of 2005 decreased ($12,033), or (2%), from $726,075 during the first six months of 2004 to $714,042 during the first six months of 2005.  This decrease is due primarily to the reduction in legal fees incurred in 2005.

Liquidity and Capital Resources

For the six months ended June 30, 2005, we had a net loss of ($799,505).  We experienced a net loss of ($843,627) during the six months ended June 30, 2004.  As of June 30, 2005, we had cash of $343,810 an accumulated deficit of ($6,649,381), and a working capital deficit of ($5,866,601).  We believe that the size of the losses sustained in 2004 and 2005 are attributable not only to the magnitude of expenses associated with growing our eAcceleration service, but also to the method by which we are required to report the expenses.  Accounting principles generally accepted in the United States require that the expenses be recognized currently while the associated revenues be deferred over the term of the subscription.  We receive the cash, but must defer the associated revenue.  The deferred revenue is classified and shown on the Consolidated Balance Sheet as a current liability.  As a component of the net working capital calculation, it contributes to the deficit in working capital.  Deferred revenue increased by $437,793 from $5,041,170 during the 2004 second quarter to $5,478,963 during the 2005 second quarter.

We are considering seeking additional financing through one or more debt or equity offerings.  Currently, we are exploring financing alternatives with Agility Capital, LLC.  In the past we have also received additional funding from our principal stockholders to supplement funds received from third parties.  However, there is no assurance that such additional funding through debt or security offerings or from our stockholders will be available in the future.

Additional Events Affecting Liquidity

The Company has borrowed an aggregate of $404,000 from the Company’s Chief Executive Officer, who is one of the principal stockholders, under various promissory notes.  These notes bear interest at 10%, are payable on demand, and require monthly interest-only payments.  The outstanding balance as of June 30, 2005 is $101,589.

The success of our eAcceleration service is highly dependent on our ability to sell the service to subscribers via the Internet.  Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer’s credit card information and processes the sale electronically.  Our processors hold a combined total of $121,433 in cash reserves.  The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated.  However, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks.  We have established an allowance against the cash reserves in the amount of $17,808, in the event some of the reserves should prove uncollectible.  This estimate is based on our historical return experience.  We currently contract with several processors and alternate payment method providers to diversify our risk.  We expect that the extent of the reserves required and/or amounts of processing limits by our processors likely will have a direct effect on our financial position, results of operations and cash flow.

Stock Bonuses

In the first six months of 2005, we issued an aggregate of 222,550 shares of our common stock to employees, consultants and directors in the form of stock bonuses and awards granted under our 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act.  The total number of shares available under the 2002 Plan is 5,000,000.  We recorded $40,059 of estimated compensation expense in connection with these issuances.  The Board of Directors determined the fair value of our common stock to be $0.18 per share at the times of issuance of these shares.

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

We have incurred losses in previous years, and there is no assurance that we will become profitable.

We were unprofitable in 2004 and it is possible we may incur operating losses in the future.  We experienced a net loss of ($799,505) in the first six months of 2005.  No assurance can be given that we will be profitable in the future.

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

Item 3.  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of June 30, 2005, are effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the date of this evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarterly period ended June 30, 2005.

Item 5.  Other Information.

Amendment to CEO Employment Agreement:  On August 10, 2005, the Board of Directors approved an amendment to the employment agreement of the Company’s President and Chief Executive Officer, Clinton L. Ballard, to increase the amount payable to him under Section 4(b) of his Employment Agreement, dated as of November 1, 1999, as amended to date.  Prior to this amendment, Mr. Ballard was entitled to receive annual bonuses in the amount of 2.5% of the Company’s annual cash flow payable on a quarterly basis.  Pursuant to the amendment approved on August 10, 2005, Mr. Ballard shall now be entitled to receive annual bonuses in the amount of 4% of the Company’s annual cash flow payable on a quarterly basis.  The foregoing summary of Mr. Ballard’s Amended and Restated Employment Agreement, dated as of August 15, 2005, is qualified in its entirety by reference to the text of the Amended and Restated Employment Agreement which is attached as Exhibit 10.1 to this report.

Entry Into CFO Employment Agreement:  On August 10, 2005, the Board approved a new employment agreement with the Company’s Chief Financial Officer, E. Edward Ahrens.  The term of Mr. Ahrens’ Employment Agreement, dated as of August 15, 2005 (the “Employment Agreement”), is five years, commencing on August 15, 2005, and shall be automatically extended for additional one-year periods unless or until the Company or Mr. Ahrens provides notice to the other party of the termination of the Employment Agreement at least sixty days prior to August 15 of that year. Under the terms of the Employment Agreement, Mr. Ahrens will receive an annual base salary of $104,000, and cash bonuses in the amount of 1% of the Company’s annual cash flow payable on a quarterly basis.  Pursuant to the Employment Agreement, Mr. Ahrens also will have the right to participate in the Company’s benefit plans and programs on the same terms as are then generally available to the Company’s executive and managerial employees, and shall be entitled to four weeks of vacation per year.  The foregoing summary of the Employment Agreement is qualified in its entirety by reference to the text of the Employment Agreement which is attached as Exhibit 10.2 to this report.

Termination of Purchase and Sale Agreement:  On September 27, 2004, the Company entered into a Purchase and Sale Agreement (the “Purchase Agreement”) with the Bremerton School District No. 100-C (“Seller”) for the purchase of certain real property located in the City of Bremerton, Washington.  Under the terms of the Purchase Agreement, the Company paid Seller $10,000 in earnest money.  The Purchase Agreement terminated on

August 10, 2005 upon the Company’s receipt of the earnest money it previously paid to Seller, minus a $54.30 cancellation fee.  A copy of the Purchase Agreement is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on October 1, 2004.

Item 6.  Exhibits.

Exhibit No.	Description of Exhibit
10.1	Amended and Restated Employment Agreement between Clinton L. Ballard and the Company, dated as of August 15, 2005.
10.2	Employment Agreement between E. Edward Ahrens and the Company, dated as of August 15, 2005.
10.3

Amendment No. 5 to Employment Agreement between Clinton L. Ballard and the Company, dated as of July 11, 2005 (originally disclosed under Item 1.01 of the Current Report on Form 8-K filed on June 8, 2005).

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

eAcceleration Corp.

Dated: August 15, 2005	By:	/s/ Clinton L. Ballard
Clinton L. Ballard
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2005	By:	/s/ E. Edward Ahrens
E. Edward Ahrens
Chief Financial Officer
(Principal Accounting Officer)