Form 10QSB
period 2005-09-30
EACCELERATION CORP
filed 2005-11-15
CIK 1098862

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

(360) 697-9260
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☐   No   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Exchange Act).
                       Yes   ☐   No   ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  35,045,882 shares of Common Stock, as of November 10, 2005

Transitional Small Business Disclosure Format (check one)   Yes   ☐   No   ☒

eACCELERATION CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

eACCELERATION CORP.

BALANCE SHEET

September 30, 2005
(unaudited)
ASSETS
Current assets
Cash	$191,611
Accounts receivable	300
Net deferred tax asset – current	116,609
Prepaid expenses and other	28,512
Income tax receivable	173,849
Total current assets	510,881

Property and equipment, net	251,045
Intangible assets, net	133,761
Cash reserves, net	106,946
Net deferred tax asset – non-current	80,518
Other assets	15,326
Total long term assets	587,596
Total assets	$1,098,477

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,195,787
Accrued expenses	426,507
Deferred revenue, current portion	4,860,542
Reserve for sales returns and allowances	26,990
Notes payable to stockholder	133,743
Total current liabilities	6,643,569

Deferred revenue, less current portion	392,938

Total liabilities	7,036,507

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.0001; 100,000,000 shares authorized; 35,045,882 shares issued and outstanding	3,505
Additional paid-in capital	983,929
Accumulated deficit	(6,925,464)
Total stockholders’ equity (deficit)	(5,938,030)

Total liabilities and stockholders’ equity (deficit)	$1,098,477

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(unaudited)		(unaudited)
Revenue
Online software subscriptions, net	$3,491,666	$3,462,556	$11,127,633	$9,283,044
Internet advertising	0	3,450	2,722	24,706
Total revenue	3,491,666	3,466,006	11,130,355	9,307,750

Cost of revenue
Online software subscriptions services	2,118,506	2,293,953	6,776,682	6,528,300

Gross profit	1,373,160	1,172,053	4,353,673	2,779,450

Selling expenses	1,172,227	1,098,843	4,134,032	3,151,744
General and administrative expenses	370,591	467,595	1,084,633	1,193,670
Total selling, general and administrative expenses	1,542,818	1,566,438	5,218,665	4,345,414

Loss from operations	(169,658)	(394,385)	(864,992	(1,565,964)

Other income (expense)
Interest expense, net	(2,512)	(2,520)	(6,339)	(18,383)
Loss on settlement of litigation			(17,500)
Loss on disposal of equipment	(3,806)		(4,472)
Total other income (expense)	(6,318)	(2,520)	(28,311)	(18,383)

Loss before provision for income tax	(175,976)	(396,905)	(893,303)	(1,584,347)

Income tax (expense) benefit – current	0	(147,402)	0	159,208
Income tax (expense) benefit – deferred	43,745	323,874	(38,433)	361,079
Total income tax (expense) benefit	43,745	176,472	(38,433)	520,287

Net loss	$(132,231)	$(220,433)	$(931,736)	$(1,064,060)

Basic and diluted per-share information:
Net income (loss)	$(0.00)	$(0.01)	$(0.03)	$(0.03)

Weighted average shares outstanding
Basic and diluted	35,044,097	34,798,482	35,260,563	34,781,634

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2005	2004
	(unaudited)
Cash flow from operating activities
Net loss	$(931,736)	$(1,064,060)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	95,951	93,995
Value of stock options	16,479	39,610
Issuance of common stock under equity incentive plan	42,094	11,358
Loss on disposal of assets	4,472	0
Work in process booked in prior year, expensed in current year due to cancellation of building project	12,485	0

Changes in operating assets and liabilities
Accounts receivable	3,085	180
Net deferred tax asset	38,433	(361,079)
Prepaid expenses and other	16,272	(161,340)
Income tax receivable	37,129	(213,210)
Cash reserves	(20,065)	260,517
Other assets	10,000	(14,128)
Accounts payable	432,273	176,524
Accrued expenses	133,515	(72,366)
Deferred revenue	(134,433)	1,940,620
Reserve for sales returns and allowances	(148,262)	(21,984)
Net cash provided by (used in) operating activities	(392,308)	614,637

Cash flows from investing activities
Purchase of equipment	(52,421)	(242,282)
Domain names acquired	0	(13,985)
Net cash used in investing activities	(52,421)	(256,267)

Cash flows from financing activities
Payments on notes payable	0	(291,447)
Payments from notes payable	32,154	0
Net cash provided by (used in) financing activities	32,154	(291,447)

Net increase (decrease) in cash	(412,575)	66,923
Cash at beginning of period	604,186	496,436

Cash at end of period	$191,611	$563,359

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$4,362	$18,839
Cash paid during the period for taxes	$0	$202,522

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  The Company and Basis of Presentation

Company

eAcceleration Corp., a Delaware corporation (the “Company”), is a provider of proprietary software, including its eAcceleration online software subscription service which is distributed directly by the Company via the Internet.  The Company has also, in the past, provided Internet-based direct marketing and advertising services which the Company de-emphasized in 2002.  Currently, the Company is pursuing additional means of distributing its online software subscription services in addition to its Internet sales.

On May 14, 2004, the Company and the Company’s wholly owned subsidiary, Acceleration Software International Corporation (“ASIC”), were merged.  Subsequent to the merger, the Company has assumed all of the rights and obligations of ASIC.

Interim Disclosures

The information as of September 30, 2005, and for the nine months ended September 30, 2005 and 2004, is unaudited, but in the opinion of management reflects all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of financial position and results of operations for the interim periods.  The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.  The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

Liquidity

The Company’s cash flow is dependent on its ability to generate and collect revenues from its subscription services and manage its advertising and payroll costs, which constitute the two largest variable expense categories.  There can be no assurance, however, that the Company will recognize sufficient revenues to cover its increasing costs or to recover from its previous losses; nor is there any assurance that the Company will not incur losses in the future.  As of September 30, 2005, the Company had a working capital deficit of ($6,132,688). However, $4,860,542 of the Company’s current liabilities are deferred revenue, representing cash collections from customers in advance of the recognition of related sales of online software subscriptions.  This amount will be earned over the subscription period and will not require settlement through specific cash payments.  The Company’s working capital deficit, net of the current portion of deferred revenues, is ($1,272,146).  If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding in the event it is unable to obtain other financing.  However, there is no assurance that such additional funding from its principal stockholders will be available when needed.  The Company is also considering seeking additional financing through one or more debt or equity offerings.

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

Cash Reserves

The Company utilizes several credit card processors to process the majority of its subscription sales made over the Internet.  Several of these credit card processors have chosen to withhold cash reserves on the sales processed through them in the total amount of $120,164.  The Company has established an allowance account of $13,218.  The allowance is calculated based on our experience with previous processors.

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares.  Potentially dilutive common shares at September 30, 2005 and at September 30, 2004 consist of shares issuable to holders of outstanding stock options (Note 6).  Stock options were not included in either the 2005 or the 2004 computation of diluted loss per share because they were anti-dilutive.

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

SFAS No. 123(R), Share-Based Payment, replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  The Company is required to apply this statement in the first interim period that begins after December 15, 2005.  The adoption of SFAS No. 123 (R) is expected to have no impact on the Company’s consolidated financial statements, since the Company has already adopted the provisions of SFAS No. 123.

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

Note 2. Notes Payable to Stockholder

The Company has borrowed funds from the Company’s Chief Executive Officer who is one of the principal stockholders, under a promissory note.  This note bears interest at 10%, is payable on demand, and requires monthly interest-only payments.  During the third quarter of 2005, the Company borrowed an additional $32,154 from its Chief Executive Officer.  The outstanding balance as of September 30, 2005 is $133,743.

Note 3.  Income Taxes

The Company recorded an income tax benefit (expense) of ($38,433) and $520,289 for the nine months ended September 30, 2005 and 2004, respectively.

The Company also recorded deferred tax assets and has established a valuation allowance for those assets as of September 30, 2005 and 2004 as follows:

	2005	2004

Deferred revenue	$380,287	1,157,531
Amortization	58,144	61,156
Reserve for sales returns and allowances	9,177	34,137
Accrued vacation	67,339	60,106
Stock option compensation expense	35,487	34,388
Depreciation	11,255	21,887
Foreign tax credit carryforwards	85,000	78,166
Other	4,495	5,577
Net operating loss carryforwards	1,564,652	353,532

Total deferred tax assets	2,215,836	1,803,480
Less: valuation allowance	(2,018,709	(1,068,358)
Net deferred taxes	$197,127	735,122

Net deferred tax asset – current	$116,609	523,322
Net deferred tax asset – non-current	80,518	211,800
Total net deferred tax assets	$197,127	735,122

The difference between the statutory federal rate of 34 % and the income tax benefit (expense) of ($38,433) and $520,287 for the nine months ended September 30, 2005 and 2004, respectively, recorded by the Company is summarized below:

	2005	2004
Statutory tax rate	34%	34%
Change in deferred tax asset valuation allowance	(39)%	(10)%
U.S. Income tax provision	(5)%	33%

The Company’s foreign tax credit carry-forwards of $35,000 and $50,000 will expire in the years 2007 and 2008, respectively.  The Company’s net operating loss carryforward of approximately $4,601,919 will expire beginning in 2024.

Note 4.  Business Segment Information

Since all the Company’s operations are located in the United States of America, the Company’s geographic revenue information is based on the country in which the sales originate.  The following table shows the origin of revenue for the three and nine months ended September 30, 2005 and 2004.

Three months ended September 30,	U.S.A.	Asia	All Other Foreign	Consolidated Total
2005	$2,931,532	$40,506	$519,628	$3,491,666
2004	2,916,175	43,147	506,684	3,466,006

Nine months ended September 30,	U.S.A.	Asia	All Other Foreign	Consolidated Total
2005	$9,236,546	$133,518	$1,760,291	$11,130,355
2004	7,857,134	116,637	1,333,979	9,307,750

No geographic segment data is shown for long-lived assets, since the Company’s operations reside entirely in the United States of America.

Note 5. Operating Leases

The Company terminated two month-to-month leases at its Viking Bank location, effective as of September 30, 2005.  On August 30, 2005, the Company entered into a new full-service office lease between Roben Family Limited Partnership, L.P. and the Company at its headquarter location (the “Olympic Lease”).  The Olympic Lease consolidated two existing leases at this location in Suites 200 and 204, and added an additional 2,960 square feet of rentable space in Suite 210, for a total of 6,048 square feet of rentable space.  The expiration date of the term of the Olympic Lease is August 31, 2008.  In addition, on August 30, 2005, the Company extended the term of its lease in Suite 100 at this location to August 31, 2008 (the “Suite 100 Lease”).  The Suite 100 Lease was scheduled to expire on January 31, 2007.  All other terms and conditions of the Suite 100 Lease were unchanged.  As a result of these transactions, all of the space currently leased by the Company at the Company’s headquarter facility has a common lease expiration date of August 31, 2008.  The combined total rentable square footage at this location under the Olympic Lease and Suite 100 Lease is 16,238. The combined total rental cost for the three-year term of the leases is $ 661,046.40.

Note 6.  Stock-Based Compensation

In March 2005, the Company issued an aggregate of 950 shares; in May 2005, the Company issued an aggregate of 12,000 shares; in June 2005, the Company issued an aggregate of 209,600 shares; in July 2005, the company issued an aggregate of 10,000 shares; and, in August 2005, the Company issued an aggregate of 1,300 shares of its common stock to employees, consultants and directors in the form of stock bonuses and awards under its 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with these issuances is $171; $2,160; $37,728; $1,800; and $234 respectively.  The Board of Directors determined the fair value of the stock issued in March, May, June, July and August 2005 to be $0.18 per share.

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

In March 2005, the Company granted time-based options to employees to purchase an aggregate of 27,500 shares of the Company’s common stock at $0.18 per share; in May 2005, the Company granted time-based options to employees to purchase an aggregate of 27,500 shares of the Company’s common stock at $0.18 per share; in June 2005, the Company granted time-based options to employees and a non-employee to purchase an aggregate of 83,000 shares of the Company’s common stock at $0.18 per share under the 2002 Plan; and, in August 2005 the Company granted time-based options to employees to purchase an aggregate of  70,000 share of Company’s common stock at $0.18 per share.  Options granted in 2005 to employees were 10-year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant. Options granted in 2005 to non-employees were 5-year non-qualified stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-fifth of the amount granted on each of the first through fifth anniversaries of the date of grant.  Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees are recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year Treasury note rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized for the nine months ended September 30, 2005 was $14,031 for options granted to employees and  $2,448 for options granted to non-employees.  The Board of Directors determined the fair value of the stock issued in March, May, June, and August 2005 to be $0.18 per share.

In March 2004, the Company granted time-based options to employees and directors to purchase an aggregate of 403,000 shares of the Company’s common stock at $0.22 per share and, in May 2004, the Company granted time-based options to employees to purchase an aggregate of 123,250 shares of the Company’s common stock at $0.18 per share under the 2002 Plan.  Total compensation expense recognized for the nine months ended September 30, 2004 was $12,493 for options granted to employees and $27,117 for options granted to non-employees.

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

Currently, we know of no other company that offers an online software subscription service similar in scope or substance to the services that we offer or plan to offer with our eAcceleration service.  While there may be dozens of products or companies in the marketplace that may compete with each of the individual components of our eAcceleration service, including RealNetworks, Adobe, Symantec, and McAfee, to name a few, our eAcceleration service should be able to develop a significant marketing advantage against these single-function products.  We believe that the synergy and savings afforded by all of our current and anticipated combined components will set us apart from the single-component producers.  We have priced, and expect to continue to price, the multiple-component eAcceleration service in the same general price range as typical single-function component products.  In the event a competitor introduces a comprehensive system of software offerings similar to ours in the future, we hope that by such time we will have a competitive advantage because our eAcceleration service will have an established brand and user base.  In addition, with our technical expertise and technological adaptability, we hope to provide a technologically comparable or superior product in each submarket addressed by a specific component of our eAcceleration service.

In the third quarter of 2005, we continued to focus our efforts on increasing revenues from our eAcceleration services. During the quarter, some of our competitors started actively preventing our download process from being fully functional.  With fewer downloads succeeding, our revenues were negatively impacted. However, by the end of the quarter our revenues were increasing as a result of adjustments to the download process and continued negotiations with competitors.

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

During the first nine months of 2005, our net losses decreased ($132,324) or (12%), from ($1,064,060) for the first nine months of 2004 to ($931,736) for the first nine months of 2005.  This decrease was the result of revenues increasing by 20% while the corresponding cost of sales only increasing by 4%.  This translated to a 57% improvement in gross profit for the first nine months of 2005.

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

Accounting standards require us to estimate the amount of future returns and create a reserve for such returns at the time the sale is made.  Accordingly, we have developed an estimate utilizing a weighted average ratio of returns based on our actual historical experience.  This weighted average is compared to actual returns and allowances for the period and adjusted if necessary.  The ratio is applied to current period sales to develop the required reserve.  All revenue not yet recognized from sales is deferred until future periods.  We believe our revenue recognition practices for subscription revenues are in accordance with SFAS No. 48 and, as stated above, SOP 97-2.

Results of Operations for the Three Months Ended September 30, 2005 and 2004

Revenues

Our revenues increased $25,660, or 1%, from $3,466,066 during the 2004 third quarter to $3,491,666 during the 2005 third quarter, primarily due to an increase in online subscription services revenue of $29,110, or 1%, from $3,462,556 during the 2004 third quarter to $3,491,666 recognized during the 2005 third quarter.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $3,000,613 of subscription revenue, excluding returns, and deferred $590,483 of subscription revenue on our eAcceleration service subscriptions for sales made during the 2005 third quarter.  We recognized $815,966 of subscription revenue in the third quarter of 2005 from sales of subscriptions for our eAcceleration service that had been deferred previously.  We also accrued an estimate of returns and allowances for the current period sales of $324,913, which is netted against revenue for presentation.  The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Cost of Revenues

Our cost of subscription revenue from sales of subscriptions for our eAcceleration service decreased ($175,447), or (8%), from $2,293,953 during the 2004 third quarter to $2,118,506 during the 2005 third quarter.  Total cost of subscription revenue remained relatively the same as the 2004 third quarter.

Selling, General and Administrative Expenses

Selling expenses during the 2005 third quarter increased $73,384, or 7%, from $1,098,843 during the 2004 third quarter to $1,172,227 during the 2005 third quarter.  This increase is primarily due to additional advertising purchased to promote our eAcceleration service.

General and administrative expenses during the third quarter of 2005 decreased ($97,004), or (21%), from $467,595 during the 2004 third quarter to $370,591 during the 2005 third quarter.  This decrease is due primarily to decreases in salaries.

Results of Operations for the Nine Months Ended September 30, 2005 and 2004

Revenues

Our revenues increased $1,822,605, or 20%, from $9,307,750 during the first nine months of 2004 to $11,130,355 during the first nine months of 2005, primarily due to an increase in online subscription services revenue of $1,844,589, or 20%, from $9,283,044 during the first nine months of 2004 to $11,127,633 recognized during the first nine months of 2005.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $7,749,417 of subscription revenue, excluding returns, and deferred $4,089,654 of subscription revenue on our eAcceleration service subscriptions for sales made during the first nine months of 2005.  We recognized $4,224,088 of subscription revenue in the first nine months of 2005 from sales of subscriptions for our eAcceleration service that had been deferred previously. We also accrued an estimate of returns and allowances of $845,872 for sales made during the first nine months of 2005, which is netted against revenue for presentation.  The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Cost of Revenues

Our cost of subscription revenue from sales of subscriptions for our eAcceleration service increased $248,382, or 4%, from $6,528,300 during the first nine months of 2004 to $6,776,682 during the first nine months of 2005.  The increase in costs correlates with the increases in sales of subscriptions for our eAcceleration service.  Due to the higher volume of subscription sales during the first nine months of 2005, personnel costs and benefits have increased due to the hiring of additional customer service employees to handle a growing number of customer requests.

Selling, General and Administrative Expenses

Selling expenses during the first nine months of 2005 increased $982,288, or 31%, from $3,151,744 during the first nine months of 2004 to $4,134,032 during the first nine months of 2005.  This increase is primarily due to additional advertising purchased to promote our eAcceleration service.

General and administrative expenses during the first nine months of 2005 decreased ($109,037), or (9%), from $1,193,670 during the first nine months of 2004 to $1,084,633 during the first nine months of 2005.  This decrease is due primarily to the reduction in legal fees incurred in 2005.

Liquidity and Capital Resources

For the nine months ended September 30, 2005, we had a net loss of ($931,736).  We experienced a net loss of ($1,064,060) during the nine months ended September 30, 2004.  As of September 30, 2005, we had cash of $191,611 an accumulated deficit of ($6,925,464), and a working capital deficit of ($6,132,688).  We believe that the size of the losses sustained in 2004 and 2005 are attributable not only to the magnitude of expenses associated with growing our eAcceleration service, but also to the method by which we are required to report the expenses.  Accounting principles generally accepted in the United States require that the expenses be recognized currently while the associated revenues be deferred over the term of the subscription.  We receive the cash, but must defer the associated revenue.  The deferred revenue is classified and shown on the Consolidated Balance Sheet as a current liability.  As a component of the net working capital calculation, it contributes to the deficit in working capital.  Deferred revenue decreased by ($119,441) from $5,372,921 during the 2004 third quarter to $5,253,480 during the 2005 third quarter.

During the third quarter of 2005 we did experience a decrease in cash flow associated with the temporary decrease in revenues.  As a result, our accounts payable cycle extended beyond the normal 30 days. However, by the end of the quarter, as revenues and cash flow began to increase, we were able to focus our efforts on reducing these balances.

We are considering seeking additional financing through one or more debt or equity offerings.  In the past we have also received additional funding from our principal stockholders to supplement funds received from third parties.  However, there is no assurance that such additional funding through debt or security offerings or from our stockholders will be available in the future.

Additional Events Affecting Liquidity

The Company has borrowed funds from the Company’s Chief Executive Officer, who is one of the principal stockholders, under a promissory note.  This note bears interest at 10%, is payable on demand, and requires monthly interest-only payments.  During the third quarter of 2005, the Company borrowed an additonal $32,154 from its Chief Executive Officer. The outstanding balance as of September 30, 2005 is $133,743.

The success of our eAcceleration service is highly dependent on our ability to sell the service to subscribers via the Internet.  Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer’s credit card information and processes the sale electronically.  Our processors hold a combined total of $120,164 in cash reserves.  The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated.  However, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks.  We have established an allowance against the cash reserves in the amount of $13,218, in the event some of the reserves should prove uncollectible.  This estimate is based on our historical return experience.  We currently contract with several processors and alternate payment method providers to diversify our risk.  We expect that the extent of the reserves required and/or amounts of processing limits by our processors likely will have a direct effect on our financial position, results of operations and cash flow.

Stock Bonuses

In the first nine months of 2005, we issued an aggregate of 233,850 shares of our common stock to employees, consultants and directors in the form of stock bonuses and awards granted under our 2002 Equity

Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act.  The total number of shares available under the 2002 Plan is 5,000,000.  We recorded $42,093 of estimated compensation expense in connection with these issuances.  The Board of Directors determined the fair value of our common stock to be $0.18 per share at the times of issuance of these shares.

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

We were unprofitable in 2004 and it is possible we may incur operating losses in the future.  We experienced a net loss of ($931,736) in the first nine months of 2005.  No assurance can be given that we will be profitable in the future.

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

Item 3.  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). After the close of the third quarter of 2005, we discovered that we had failed to timely file a Current Report on Form 8-K to disclose the Company’s entry into a new lease and extension of the term of an existing lease, both at its headquarters. Each of these leases is described in further detail in Note 5 of the Notes to Consolidated Financial Statements and in Item 5 of Part II of this report. The Company is reporting the entry into/amendment of these leases in this report and has attached copies of these agreements to this report.

Despite the inadvertent non-disclosure of these events, based upon the evaluation conducted by the Chief Executive Officer and Chief Financial officer, they concluded, as of September 30, 2005, that: (i) our disclosure controls and procedures are designed to provide reasonable assurance that material Company information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the specified time periods, and (ii) such disclosure controls and procedures are effective at providing such level of assurance. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the date of this evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3.           Defaults Upon Senior Securities.

None

Item 4.           Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders of eAcceleration Corp. was held on July 11, 2005.  All director nominees were elected. The votes cast with respect to each director were as follows:

Election of Directors

Director	Votes Received	Votes Withheld

Clinton L. Ballard	18,432,201	0

Edward P. Swain Jr.	18,432,201	0

William E. Hoke	18,432,201	0

Chuck Blore	18,431,901	300

There were no other matters voted upon by the stockholders at the meeting or during the quarterly period ended September 30, 2005.

Item 5.           Other Information.

The Company terminated two month-to-month leases at its Viking Bank location, effective as of September 30, 2005.  On August 30, 2005, the Company entered into a new full-service office lease between Roben Family Limited Partnership, L.P. and the Company at its headquarter location (the “Olympic Lease”).  The Olympic Lease consolidated two existing leases at this location in Suites 200 and 204, and added an additional 2,960 square feet of rentable space in Suite 210, for a total of 6,048 square feet of rentable space.  The expiration date of the term of the Olympic Lease is August 31, 2008.  In addition, on August 30, 2005, the Company extended the term of its lease in Suite 100 at this location to August 31, 2008 (the “Suite 100 Lease”).  The Suite 100 Lease was scheduled to expire on January 31, 2007.  All other terms and conditions of the Suite 100 Lease were unchanged.  As a result of these transactions, all of the space currently leased by the Company at the Company’s headquarter facility has a common lease expiration date of August 31, 2008.  The combined total rentable square footage at this location under the Olympic Lease and Suite 100 Lease is 16,238. The combined total rental cost for the three year term of the leases is $ 661,046.40

The foregoing summary of the Olympic Lease is qualified in its entirety by reference to the text of the Olympic Lease which is attached as Exhibit 10.1 to this report.  The foregoing summary of the Suite 100 Lease is qualified in its entirety by reference to the text of the following: (i) the Lease Agreement between Olympic Place II, L.L.C and the Company, dated December 10, 1999, a copy of which was previously filed as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, Registration Number 333-90867, filed with the Commission on February 16, 2000 and incorporated herein by reference; (ii) the Extension of Lease between Roben Family Limited Partnership, L.P. and the Company, dated September 29, 2003, a copy of which was previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Commission on March 26, 2004 and incorporated herein by reference; and (iii) the Extension of Lease between Roben Family Limited Partnership, L.P. and the Company, dated August 30, 2005, a copy of which is attached as Exhibit 10.4 to this report.

Item 6.           Exhibits.

Exhibit No.	Description of Exhibit
10.1	Office Lease between Roben Family Limited Partnership, L.P. and the Company, dated August 30, 2005.
10.2

Lease Agreement between Olympic Place II, L.L.C and the Company, dated December 10, 1999 (previously filed as Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form SB-2, Registration Number 333-90867, filed with the Commission on February 16, 2000 and incorporated herein by reference).

10.3

Extension of Lease between Roben Family Limited Partnership, L.P. and the Company, dated September 29, 2003 (previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Commission on March 26, 2004 and incorporated herein by reference).

10.4	Extension of Lease between Roben Family Limited Partnership, L.P. and the Company, dated August 30, 2005.
31.1	Certification of Chief Executive Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer of eAcceleration Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eAcceleration Corp.

Dated: November 14, 2005	By:	/s/ Clinton L. Ballard
Clinton L. Ballard
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2005	By:	/s/ E. Edward Ahrens
E. Edward Ahrens
Chief Financial Officer
(Principal Accounting Officer)