Form 10KSB
period 2005-12-31
EACCELERATION CORP
filed 2006-03-31
CIK 1098862

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒                                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2005

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number: 000-29869

eACCELERATION CORP.

(Name of small business issuer in its charter)

Delaware	91-2006409
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1050 NE Hostmark St, Suite 100B	98370
Poulsbo, Washington	(Zip Code)
(Address of principal executive offices)

Issuer’s telephone number:  (360) 697-9260

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:  Common stock, par value $0.0001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐	No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State issuer’s revenues for its most recent fiscal year:  $14,512,122

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. Not Applicable

As of March 1, 2006, there was a total of 35,047,082 shares of the issuer’s common stock outstanding.

Traditional Small Business Disclosure Format (check one)          Yes ☐  No ☒

DOCUMENTS INCORPORATED BY REFERENCE. None.

eACCELERATION CORP.

PART I

Throughout this annual report on Form 10-KSB, the terms “we,” “us,” “our,” and “the Company” refer to eAcceleration Corp., and, unless the context indicates otherwise, our former wholly-owned subsidiary, Acceleration Software International Corporation (“ASIC”), on a consolidated basis.

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

Item 1. Description of Business.

Management’s Overview

We are a provider and licensor of proprietary and open-source software and related services that are distributed primarily through the Internet. Our primary focus is developing a subscriber base for our eAcceleration® online subscription service as the leading means of distributing some or all of our internally-produced software.

Our eAcceleration® online subscription service provides a myriad of computer applications, including our own software product line, to consumers. All components are designed to make the user’s computing experience, both on and off the Internet, a fast, safe, easy, and fun experience. Our flagship threat-remover and protection system, Stop-Sign®, was initially developed in 2002, and alerts users to the presence of not only viruses, but also spyware, malware (i.e., malicious software designed specifically to damage or disrupt a system, such as a worm), and keyloggers (i.e., surveillance software that records every keystroke to an encrypted file, which can then e-mail such file to a remote recipient). We provide cures for the infected machines as well as ongoing support and protection to safeguard our customers against future threats. Our online subscription service is not defined by any one application, and we expect that its nature and content will expand and evolve over time as the needs of our customers change. We endeavor to constantly respond to the needs of the consumer market, and our online subscription service is designed to meet those needs.

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

Although we initially began by providing crisis intervention computer software programming services, in 1996 we began developing our Internet advertising and marketing business model, under which we provided our software and third-party products for free to users who agreed to utilize one of our websites, homepageware.com, as their Internet browser’s starting page. Toward the end of 2000 this industry began its decline, and, in 2000, we began developing a subscriber base for certain of our products on a small scale. At first, this service was offered as an advertising-supported service, but over time we began to charge a nominal price for it, thereby partially offsetting our declining Internet advertising revenues. By 2002, this service developed into what is now our eAcceleration® online subscription service.

We periodically change the product offerings of our eAcceleration service to meet the changing needs of an ever-increasing online population in the United States and abroad. Throughout 2004 and 2005, we focused the majority of our efforts on generating revenues from our eAcceleration service. In 2005, we formed a subsidiary in the United Kingdom to give us the necessary facilities to accept foreign currencies for our products in the United Kingdom as well as the European Union. However, we did not begin processing foreign currency transactions until February 2006.

Products and Services

Through our eAcceleration service, we license various combinations of our software titles, together with third-party software and open source software, to users for a subscription fee that varies depending on the level of services purchased. The eAcceleration service currently features the following products, each of which is described in further detail below:  Stop-Sign® Computer Protection Service, Veloz® Computer Speedup Service, kon-X® Internet Service, MegDat® Personal Media Service, eAcceleration SelectTM, OOdlz® Games, and their related incorporated products. The eAcceleration service operates on all current versions of Windows for PC’s.

Stop-Sign® Computer Protection Service is a threat-removal and protection system for the consumer market. It detects and removes threats to a user’s computer such as viruses, spyware, malware, and keyloggers, in addition to other undesirable items such as e-mail advertisements (spam) and pop-up advertisements. This system also helps to eliminate threats that propagate over non-traditional methods by means of its built-in firewall. If any undesirable software is detected, this system provides a cure for the infected machine. In addition, this system offers outbreak alerts, ongoing support, and protection to safeguard the customer against future threats. This software became a component of our eAcceleration service in 2002. We currently license a component of the virus definitions of our Stop-Sign Computer Protection Service from a third party.

Veloz® Computer Speedup Service removes unnecessary files, disables speed stealing programs, optimizes hard disk space.

kon-X® Internet Service provides low cost internet access from over 8,000 access numbers in the United States. It may be used either as a user’s primary or back-up Internet service. kon-X also includes up to four mailboxes and sixteen megabytes of e-mail storage.

MegDat® Personal Media Service includes our Online Backup and ZeusTM products which are available to customers at certain plan levels. Online Backup is designed to provide utility-type programs to help manage our customers’ data as well as an online backup that automatically copies our customers’ vital computer files to a secure online location. Zeus is an archive, compression and extraction tool that facilitates zipping and unzipping individual or multiple files.

eAcceleration SelectTM is a powerful, highly customizable, open source application that provides word processing, spreadsheet, presentation, drawing, web-browsing and email capabilities for home, work, and school use. It is the conduit of all the Company’s integrated open source software. Its key features are:

SonicOfficeTM is a productivity suite that creates documents, spreadsheets, drawings, and presentations. It provides file format choices that are compatible with Microsoft Office.

WebVoyagerTM is a web browser that provides speedy viewing and navigation with tabbed browsing, pop-up blocking, privacy tools, and easy to customize interface.

WindMailTM is an email client that provides spellchecking, customizable security and privacy settings, and a powerful junk mail filter.

OOdlz® Games is an advertising-free online game service that includes arcade, board, puzzle, word, and card games. It also includes The 4th Coming, a multiplayer online role-playing game which features interactive play against other online players in a virtual fantasy world.

Distribution Methods

Online subscription services:  We currently devote substantial resources to the continued development of our eAcceleration service which is sold directly to users over the Internet. We began offering this service in 2002 and, by the end of 2005, it accounted for 99.98% of our operating revenues. We expect that the nature and content of this service will expand and evolve over time as the needs of our customers change. The primary component of this service is our Stop-Sign threat scanner for the consumer market, which was added in 2002. In 2002, we also expanded our eAcceleration service offerings to include OOdlz Games. In 2003, we further expanded our eAcceleration service offerings to include dial-up Internet service under our brand kon-X, including e-mail and links to search engines, and to include Veloz. In 2004, we added MegDat which provides utility type programs to help manage customers’ data. In 2005, we added eAcceleration Select, a productivity suite that creates documents, spreadsheets, drawings, and presentations. We continue to test additional products, but none are ready for commercial deployment.

Free downloads supported by online advertising:  From 1998 until 2001, we derived the majority of our revenues from selling online advertising to other businesses. Most of our products described above, as well as some third-party software programs, were offered as free homepageware, which meant that users were required to adopt our homepage as their Internet browser’s starting page in exchange for using the software. Beginning in 2000, and through 2002, the online advertising industry showed a steady, significant decline in terms of both volume and prices, and many online companies, including many of our clients at that time, did not survive that decline. As a result, our revenue from this activity dropped considerably and we shifted our emphasis away from an advertising-based platform to our present subscription-based platform. In 2005, Internet advertising accounted for only ..02% of total revenue.

Marketing Strategy

As the Internet continues to expand, the size of our market also expands. Based on research published by ClickZ.com in February 2006, from data compiled by Nielsen/NetRatings and the CIA’s World Factbook, we currently estimate that the potential market for subscribers for our online subscription services is approximately 341.8 million out of a total of 1,081 million people using the Internet worldwide. We believe that the 341.8 million represents people from countries with high enough income levels to afford our minimum introductory subscription price in U.S. dollars.

We view the market for our products and services as the sum of many smaller markets, rather than as a single monolithic market. Since our eAcceleration service is composed of multiple products and services which, together, enhance the end user’s experience, it may not be readily apparent to a non-technical end user which specific products and services best meet such user’s needs. We have identified target markets based on what we believe are the most powerful features of our eAcceleration service that would appeal to individual computer users, and have directed ads in various media forms to those target markets.

Since 1996, we have been developing and refining better and more efficient ways to utilize the Internet as an advertising and direct marketing medium. Our marketing strategy for our eAcceleration service utilizes the extensive expertise we gained from our Internet advertising efforts during this period. After we shifted our emphasis to our present subscription-based platform, we began actively utilizing Internet search engines to market our products and services by bidding for top listings on certain search terms. We also continue to advertise in more “traditional” media such as radio and television.

We believe that we have been effective in reaching an audience of consumers with our eAcceleration service. This audience is composed not only of people in the U.S., but encompasses Internet users all over the globe. We also believe that the users’ expectations regarding the services available to them on the Internet are continually increasing. We believe that we are well positioned for this future growth given the suite of products and services offered by us.

We seek to create a positive impression on our customers that will make them want to continue using not only our existing products but also our future product offerings. The number and quality of our product and service offerings is critical to our ability to attract and retain users of our eAcceleration service, and thereby increase our revenues. We expect to expand the available components of our eAcceleration service through a combination of internal software development, licensing of components and software from third parties, and possibly by offering goods and services from third parties.

Competition

We are in a highly competitive industry. As additional companies such as Microsoft, Google, AOL, or other companies with large distribution channels enter the same market as us, they create increased pricing pressure by either giving away free software or selling it at extremely low prices to build market share. To meet this challenge we must continually upgrade our existing products and services as well as develop new products and services.

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

We are seeing a confirmation of our business model via market analysis that indicates several of our competitors are beginning to bundle previously stand-alone products into an integrated security platform. We are also seeing an increasing number of companies migrating to the subscription model. These changes in the marketplace make it imperative that we use our technical expertise and technological adaptability to provide a technologically comparable or superior product to our competitors. What sets us apart is our commitment to quality customer service. We have and will continue to differentiate ourselves from the competition by providing free, live one-on-one customer service and technical support to our customers.

Customers

During 2004 and 2005, 99.8% and 99.98% of our total operating revenue, respectively, was attributable to our eAcceleration subscription service, which has a widely dispersed customer base, and approximately .2% and .02% of our 2004 and 2005 total revenue, respectively, was attributable to Internet advertising. In prior years, we employed various pay-for-performance Internet-based advertising methods. Although we are no longer actively pursuing this line of business, we have not discontinued it. Internet advertising continues to generate revenue from performance-based advertising created in previous years, which continues to perform for certain clients. We did not incur any costs in 2004 or 2005 in connection with these advertisements. Internet advertising revenues are recognized in the period in which users execute pre-defined actions related to that advertising.

Our revenue from non-U.S. customers has historically been a small percentage of our total revenues. Revenue from foreign customers accounted for approximately 18% and 16% of our total revenue for the years ended December 31, 2005 and 2004, respectively.

Suppliers

We depend on several suppliers with respect to our eAcceleration service. Licensors of components that we have included or intend to include as part of our eAcceleration service require licensing fees for the use of their software. These licensing fees are not a material portion of our costs of doing business. We employ outside contractors to test the software we produce for adequate performance. We also purchase advertising from third-party suppliers in order to advertise our eAcceleration service on the Internet, radio and television. We purchase bandwidth from several Internet connectivity providers to handle the large volume of activity within our web pages. In each of 2004 and 2005, Google and Lockard & Wechsler, Inc. were the only suppliers that individually comprised 10% or more of our total expenses. We purchase Internet advertising from Google and advertising consulting services from Lockard & Wechsler, Inc.

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

We incorporate a variety of encryption techniques designed to protect the privacy of consumer information. We also employ a variety of automated fraud detection procedures to identify patterns of abuse and potential fraudulent use of our system. Our fraud detection systems can disable accounts in which fraud is suspected. In addition, the data center where our system is located provides physical and technical security management 24 hours per day, seven days per week.

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

We currently devote substantial resources to the continued development of our online subscription service that is sold directly to users over the Internet. For the years ended December 31, 2005 and 2004, we spent $4,019,860 and $3,343,048, respectively, on software and web development expenses. The costs of such activities were not borne directly by our customers.

Government Regulation

United States federal and state and foreign laws and regulations have been adopted and interpreted to regulate certain aspects of the Internet, including online content, user privacy, taxation, liability for third-party activities, jurisdiction, Internet telephony and unsolicited electronic mail. Although we believe that we are fully compliant with all such laws, enforcement of these laws and regulations and our compliance with these laws and regulations may have the effect of raising the cost of doing business generally via the Internet. For example, we soon may be required to collect value added tax on sales in the European Union, which will increase our cost of doing business there. Increased regulation of business conducted via the Internet may decrease growth, which may negatively impact the cost of doing business via the Internet or otherwise materially adversely affect our business, financial condition and results of operations.

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

Intellectual Property

We regard our patents, copyrights, service marks, trademarks, trade secrets, proprietary technology and similar intellectual property as critical to our success, and we rely on intellectual property protection and confidentiality and license agreements with our employees, customers, independent contractors, partners and others to protect our intellectual property rights. We own fourteen issued patents, including one foreign patent, on our software products, and have several patent applications pending on these products. We have registered several trademarks in the United States and may seek federal registration for additional trademarks and service marks in the future. Generally, we rely on common law intellectual property protection in foreign jurisdictions and do not register our trademarks, service marks, copyrights, or similar intellectual property in those jurisdictions.

In December 2005, the Company sold six patents to Mount Hamilton Partners, LLC for $560,000, as reported in the Forms 8-K filed by us on November 28, 2005 and January 10, 2006. None of these patents are associated with or applicable to any of the Company’s current products, processes, or services. In December 2005, the Company also entered into an agreement with Acacia Patent Acquisition Corporation granting it a worldwide, exclusive right to license and enforce nine of the Company’s patents in exchange for which the Company is entitled to receive a certain percentage of the net profits, royalties, revenues, and other proceeds arising from such licensing and enforcement. None of these patents are associated with or applicable to any of the Company’s current products, processes, or services.

The following table discloses the expiration schedule of our U.S. patents:

Number of Patents	Year of Expiration

1	2009
2	2014
4	2016
4	2017
1	2018
1	2019
1	2023

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

Employees

As of December 31, 2005, we had a total of 162 employees, 19 of whom worked part-time. A total of 105 employees worked full-time in our online services, including product development and customer support, and 14 worked part-time; 30 employees worked full-time in sales and 5 worked part-time; and 8 employees worked full-time in operations and administration. None of our employees are represented by unions, and we consider relations with our employees to be good. In addition, we contract with a number of independent contractors for product development and testing activities.

Factors Affecting Future Operating Results

Our current systems may not be capable of handling unexpected, heavy customer traffic volumes and may be vulnerable to technical failures and security breaches.

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

If Microsoft (or a similar company) bundles a fully-functional anti-virus product with the Windows operating system in the future, makes an anti-virus program available for free to Windows customers, or begins to bundle anti-virus products with Windows on new computers, our business would suffer.

If Microsoft Corporation (or a similar company) decides to incorporate a fully-functional anti-virus program into its Windows home and business versions or makes such a product available for free to new or existing customers, this would be expected to have a material adverse effect on our sales, our business, our cash flows and our results of operations.

We are subject to intense competition and we expect to face increased competition in the future.

The domestic and international markets for our products and services are extremely competitive and we expect both product and pricing competition to increase. Some of our competitors have longer operating histories, more extensive international and domestic operations, greater name recognition, larger technical, sales, and marketing staffs, established relationships with hardware vendors and/or greater financial resources. As a result, these competitors may have a greater ability to influence customers to purchase their products instead of ours. As competition increases, we may experience pricing pressures from our competitors which may have a negative effect on our ability to sustain our revenue and market share growth both domestically and internationally. If we are unable to anticipate or react to competition or if existing or new competitors gain market share, our sales may decline or be impaired, we may experience a decline in the prices we can charge for our products, and it may adversely affect our ability to continue product development or provide current levels of customer support, any one of which could adversely affect our operating results.

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

The search engine advertising market is highly competitive, and prices can fluctuate widely. Companies wishing to use this medium for advertising must bid on the ranking they wish to obtain. If the costs of purchasing advertising space on Internet search engine pages increase significantly, this could cause our advertising costs to correspondingly increase, and it could have a material adverse effect on our cash flows, financial position and results of operations.

We are dependent on a limited number of suppliers of Internet advertising.

A large percentage of our online revenues are derived from downloads of our products resulting from our advertising on the Internet. We are dependent on a small number of sources of such advertising, and our loss of any significant source of this advertising would be expected to have a material adverse effect on our business. For example, during the second quarter of 2004, Google, one of our largest suppliers of Internet advertising, suspended our advertising campaign, allegedly due to customer complaints. We did experience a decrease in revenue, but were not able to quantify whether all or just a portion of that decrease was due to Google. We continued discussions with Google and, on October 22, 2004, were successful in signing a new agreement.

We may lose a significant portion of our revenues due to erroneous claims by some, including several spyware-removal companies, that our software is spyware.

Our software has been erroneously labeled by some third-party spyware-removal companies as spyware, which is a type of software that secretly forwards information about a computer user’s online activities to others without the user’s knowledge or consent. These spyware-removal companies and their related products could remove our software from our customers’ computers, which could cause us to lose a material portion of our revenues and thus could have a material adverse effect on our financial position, results of operations and cash flows. Although we are actively engaged and have been successful in challenging this false allegation and taking all actions we believe necessary to defend our reputation, we cannot provide any assurance we will be successful in doing so in the future. Further, challenging these claims may result in litigation and its inherent risks and costs.

If we grow very rapidly, we may be unable to find adequate office space or skilled employees in the county where we are currently located, and may be forced to relocate to another city, which would present a hardship to us and our employees.

The performance of our products and sales volumes will dictate the rate of growth, if any, we will undergo in the future. If the level of sales of our products and services significantly increases from current levels, we may need to hire a significant number of additional employees to meet the demand for online subscriptions. These additional employees will, in turn, create the need for additional office space. We are located in rural Kitsap County, and the availability of suitable office space and skilled employees is limited. If we cannot find sufficient skilled employees in Kitsap County to accommodate this growth, we may be forced to outsource certain aspects of our business or relocate to other parts of the Puget Sound area where skilled labor is more accessible. In addition, if we cannot find sufficient office space in Kitsap County to accommodate our growth, we may be forced to relocate to other parts of the Puget Sound area. Any relocation of this magnitude would cause a significant disruption of our operations, and could have a material adverse effect on our cash flows, financial condition and results of operations.

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

There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to prevent third parties from infringing or misappropriating our patents, copyrights, trademarks, trade dress and similar intellectual property rights. The loss or impairment of our rights to the use of any such intellectual property could harm our ability to compete and have a material adverse effect on our business.

Additionally, no assurance can be given that the steps we have taken to protect our patents, copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property have been sufficient for us to successfully defend against any future infringement claims that may arise, including patent infringement claims, by any third party.

Protecting our intellectual property rights is costly and time consuming and an increase in the unauthorized use of our intellectual property could make it more expensive to do business. Any such efforts, whether successful or not, may cause us to incur significant expenses.

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

We were unprofitable in 2004 and experienced a net loss of ($1,820,142). We experienced a net loss of ($474,912) in 2005. No assurance can be given that we will be profitable in the future.

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

Item 2. Description of Property.

At December 31, 2005, the Company leases office space under three operating lease agreements. The Company terminated two month-to-month leases at its Viking Bank location, effective as of September 30, 2005. On August 30, 2005, the Company entered into a new full-service office lease between Roben Family Limited Partnership, L.P. and the Company at its headquarter location (the “Olympic Lease”). The Olympic Lease consolidated two existing leases at this location in Suites 200 and 204, and added an additional 2,960 square feet of rentable space in Suite 210, for a total of 6,048 square feet of rentable space. The expiration date of the term of the Olympic Lease is August 31, 2008. In addition, on August 30, 2005, the Company extended the term of its lease in Suite 100 at this location to August 31, 2008 (the “Suite 100 Lease”). The Suite 100 Lease was scheduled to expire on January 31, 2007. All other terms and conditions of the Suite 100 Lease were unchanged. As a result of these transactions, all of the space currently leased by the Company at the Company’s headquarter facility has a common lease expiration date of August 31, 2008. The combined total rentable square footage at this location under the Olympic Lease and Suite 100 Lease is 16,238. The combined total rental cost for the three-year term of the leases is

$661,046.40. The third lease, Plaza 305, expires in March 2007 and has an average monthly payment of $2,648 which is scheduled to increase to $2,574 in April 2006. The total rentable square footage at this location is 2,472.

The Company entered into a Purchase and Sale Agreement with the Bremerton School District No. 100-C for the purchase of certain real property located in the City of Bremerton, Washington. After a thorough review of the project, we determined that it was not in the Company’s best interests to complete the purchase. As disclosed in Item 5 of Part II of the Company’s quarterly report on Form 10-QSB for the quarterly period ended June 30, 2005, our obligations under the Purchase and Sale Agreement terminated effective August 10, 2005 upon our receipt of the earnest money paid by us to the Bremerton School District No. 100-C pursuant to the terms of that agreement.

Poulsbo, Washington, where our facilities are presently located, is a rural area outside of Seattle, Washington. In the past we have experienced temporary outages in our telephone service and electric power. While such outages have never materially affected systems that are critical to our operations, there is no assurance that such outages will not occur in the future more frequently or with greater magnitude or duration. Such outages could materially and adversely affect our business, financial condition and results of operations.

Item 3. Legal Proceedings.

On September 8, 2005, the Company filed a complaint for unfair competition entitled eAcceleration, Corporation, Plaintiff, vs. Trend Micro, Incorporated, Defendant in United States District Court, Western District of Washington. The complaint alleges that Trend Micro, Incorporated has developed and is distributing a computer security software product called Trend Micro PC-cillin Anti-Virus that infringes on the Company’s intellectual property rights with respect to certain of its trademarks and trade dress. The packaging of Trend Micro’s product prominently features a graphical red octagonal stop-sign nearly identical to the Company’s graphical stop-sign. Trend Micro’s web-site, http://www.trendmicro.com/en/home/us/enterprise.htm, also features an advertisement for its products that prominently features a graphical red octagonal stop-sign. We believe, and in the complaint have asserted that, Trend Micro’s adoption and use of a graphical red octagonal stop-sign in advertisements and on its packaging for its computer software infringes upon the Company’s trademarks and trade dress. We also have alleged that Trend Micro deliberately and knowingly adopted its infringing advertising and packaging in order to take advantage of the Company’s television advertising campaign, which prominently features a graphical red octagonal stop-sign. In the complaint we are seeking: (i) a permanent injunction enjoining and restraining Trend Micro from offering for sale, marketing, or selling any computer security software product or service in conjunction with a depiction of a red octagonal stop-sign or any other colorable imitation thereof; (ii) restitution of all profits derived by Trend Micro attributable to Trend Micro’s trademark infringement and unfair competition; (iii) treble damages, pursuant to 15 U.S.C. Section 1117 and RCW 19.86.090, sustained by the Company on account of Trend Micro’s trademark infringement and unfair competition; (iv) the Company’s fees and costs pursuant to 15 U.S.C. § 1117(a) and RCW 19.86.090; and (v) such further relief as the Court may deem just and proper.

We are periodically subject to various legal proceedings and claims arising in the ordinary course of business. We do not expect that the results in any of these legal proceedings will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarterly period ended December 31, 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

As of March 1, 2006, we have 35,047,082 outstanding shares of common stock owned of record by 321 stockholders. There is no public market for our common stock.

Recent Sales of Unregistered Securities

During the past three years, we did not sell any of our securities without registration under the Securities Act. In addition, we did not repurchase any of our common stock during the quarter ended December 31, 2005.

Dividends

We currently do not pay any dividends and have not paid or declared any cash dividends on our common stock during the last two fiscal years. There are no restrictions that currently limit our ability to pay dividends on our common stock or that are likely to do so in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information as of December 31, 2005.

	(a)		(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders(1)	1,191,500	(2)	$0.35	8,061,418	(2)
Equity compensation plans not approved by security holders	0		0	0
Total	1,191,500	(2)	$0.35	8,061,418	(2)

(1)        Includes our 2002 Equity Incentive Plan and the 1999 Amended and Restated Stock Incentive Plan of ASIC.

(2)        Excludes 747,082 shares already issued as grants under our 2002 Equity Incentive Plan as of December 31, 2005.

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

During 2005, we once again experienced problems with several third-party spyware-removal companies erroneously labeling our software as spyware as well as actively preventing our download process from being fully functional. We contacted these companies and initiated discussions with them aimed at clearing any misconceptions they may have had regarding our software. We have been successful in our efforts with a majority of the companies and continue discussions with the others; however, we cannot provide any assurance that we will be successful in all instances. With fewer downloads succeeding during this timeframe our revenues were negatively impacted. However, by the end of the year our revenues were increasing as a result of adjustments to the download process and continued negotiations with these companies.

In 2005, we continued to focus our efforts on increasing revenues from our eAcceleration services. This required large expenditures in advertising in order to increase sales volumes. Not only did this increase our revenues, but also helped establish our Stop-Sign product as one of the Top 50 most recognized TV direct response brands according to Infomercial Monitoring Service, Inc.

We are in a highly competitive industry and, as more companies enter this space, it promises to become even more so. Pricing pressure will become more acute as these companies vie to build market share. These changes in the market place make it imperative that we use our technical expertise and technological adaptability to provide a technologically comparable or superior product to our competitors. What sets us apart is our commitment to quality customer service. We have and will continue to differentiate ourselves from the competition by providing free, live one-on-one customer service and technical support to our customers.

While overall operating revenues have improved due to the increased sales of our eAcceleration service, there can be no assurance that these revenues will be sufficient to cover our increasing costs of advertising and payroll or to recover from previous losses, nor is there any assurance that we will not incur losses in the future.

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

Revenue Recognition and Returns and Allowances Relating to Online Subscriptions

In 2005, our refund period for online subscriptions was a 30-day refund period in accordance with the industry standard. We defer online subscription revenue and recognize such revenue on a straight-line basis monthly over the life of the customer’s subscription, after the right of refund lapses, when persuasive evidence of an agreement exists, delivery of the product has occurred, the fee is fixed or determinable, collectibility is probable, and no significant Company obligations with regard to implementation remain, in accordance with SOP 97-2.

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

Results of Operations for the Fiscal Years Ended December 31, 2005 and 2004

Revenues

Our revenues increased $1,771,933, or 14%, from $12,740,189 in 2004 to $14,512,122 in 2005, primarily due to an increase in online subscription services revenue of $1,796,617, or 14%, to $14,509,400 in 2005 from $12,712,783 recognized in 2004. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $10,959,584 of revenue, excluding returns, and deferred $4,690,404 of subscription revenue on our eAcceleration service subscriptions for sales made during 2005. We recognized $4,746,703 of subscription revenue in 2005 from sales of subscriptions for our eAcceleration service that had been deferred in 2004, 2003 and 2002. We also accrued an estimate of returns and allowances for 2005 sales of $1,196,887, which is netted against revenue for presentation. The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Cost of Revenues

Our cost of subscription revenue from sales of subscriptions for our eAcceleration service increased $3,634, or less than 1%, from $8,775,768 in 2004 to $8,779,402 in 2005. The increase in costs correlates with the increases in sales of subscriptions for our eAcceleration service. Although the overall number of employees decreased slightly in 2005, salaries and the associated taxes and benefits increased in 2005 as the Company added additional, more experienced personnel.

Selling, General and Administrative Expenses

Selling expenses in 2005 increased $798,337, or 18%, from $4,399,228 in 2004 to $5,197,565 in 2005. This increase is primarily due to additional advertising purchased to promote our eAcceleration service.

General and administrative expenses in 2005 decreased ($121,621), or (8%), from $1,519,785 in 2004 to $1,398,164 in 2005. This decrease is due to: (i) completion of a bonus payment to the Chief Executive Officer to reimburse him for certain tax liabilities incurred as a result of his ownership interest in the Company while the Company was an S-corporation; and (ii) a decrease in legal and accounting expenses.

Liquidity and Capital Resources

For the year ended December 31, 2005, we had a net loss of ($474,912), an accumulated deficit of ($6,324,788), and a working capital deficit of ($5,528,138). In December 2005, the Company sold six of its patents to Mount Hamilton Partners, LLC for $560,000. Excluding this one time transaction, our loss for the year would have been ($1,034,912). We believe that the size of the losses sustained in 2005 is attributable not only to the magnitude of expenses associated with growing our eAcceleration service, but also to the method by which we are required to report the expenses. Accounting principles generally accepted in the United States require that the expenses be recognized currently while the associated revenues be deferred over the term of the subscription. We receive the cash, but must defer the associated revenue. The deferred revenue is classified and shown on the Consolidated Balance Sheet as a current liability. As a component of the net working capital calculation, it contributes to the deficit in working capital. Deferred revenue decreased by ($56,299), or approximately 1%, from a total of $5,387,913 as of December 31, 2004 to a total of $5,331,614 as of December 31, 2005. Net cash provided by operations decreased by ($1,366,555), or approximately (187%), from a total of $731,776 as of December 31, 2004 to a total of ($634,779) as of December 31, 2005. Our cash balance for the year ended December 31, 2005 is $504,636.

We are considering seeking additional financing through one or more debt or equity offerings. In the past we have also received additional funding from our principal stockholders to supplement funds received from third parties. However, there is no assurance that such additional funding through debt or security offerings or from our stockholders will be available in the future.

Additional Events Affecting Liquidity

The Company has borrowed funds from the Company’s Chief Executive Officer, who is one of the principal stockholders, under a promissory note. This note bears interest at 10%, is payable on demand, and requires monthly interest-only payments. During the third quarter of 2005, the Company borrowed an additional $32,154 from its Chief Executive Officer. The outstanding balance as of December 31, 2005 is $131,568.

The success of our eAcceleration service is highly dependent on our ability to sell the service to subscribers via the Internet. Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer’s credit card information and processes the sale electronically. Our processors hold a combined total of $126,060 in cash reserves. The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated. However, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks. We have established an allowance against the cash reserves in the amount of $13,867, in the event some of the reserves should prove uncollectible. This estimate is based on our historical return experience. We currently contract with several processors and alternate payment method providers to diversify our risk. We expect that the extent of the reserves required and/or amounts of processing limits by our processors likely will have a direct effect on our financial position, results of operations and cash flow.

Stock Bonuses

In 2005, we issued an aggregate of 235,050 shares of our common stock to employees, consultants and directors in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act. The total number of shares available under the 2002 Plan is 5,000,000. We recorded $42,309 of estimated compensation expense in connection with these issuances.

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

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures, as of December 31, 2005, are effective in timely alerting them to material company information required to be included in our periodic filings with the Securities and Exchange Commission. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. As of the date of this evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9.           Directors and Executive Officers of the Registrant.

Directors and Executive Officers

The following persons are our current executive officers and directors:

Name	Age	Position
Clinton L. Ballard	43	President, Chief Executive Officer and Chairman of the Board
E. Edward Ahrens	58	Chief Financial Officer and Secretary
Edward P. Swain, Jr.	70	Director
William E. Hoke	66	Director
Chuck Blore	76	Director

Set forth below is a brief description of the background of our officers and directors based on information provided by them to us.

Clinton L. Ballard is our President, Chief Executive Officer and Chairman of the Board. Since 1987, he has served as a Director and as Chief Executive Officer, President, and in other senior officer capacities. Mr. Ballard received a B.S. in mathematics from the California Institute of Technology in 1984.

E. Edward Ahrens has been our Chief Financial Officer since February 2000 and our Secretary since July 11, 2005. Mr. Ahrens was self-employed as a Certified Public Accountant from October 1993 through September 30, 2002, and in that capacity was our regular accountant, providing accounting and controller functions to us since 1995. Mr. Ahrens sold his practice on September 30, 2002 and became a full time employee as of November 1, 2002. Mr. Ahrens received a Bachelor of Business Administration in banking and finance from the University of North Texas in 1971.

Edward P. Swain, Jr. has been a Director since August 2000 and served as a consultant to us from September 1999 through August 2000. Mr. Swain is currently self-employed as a consultant. He served as President and Chief Executive Officer of P T Holdings Corporation from January 1992 to December 1997. From January 1992 through December 1997, he also served as President, Chief Executive Officer and Director of Port Townsend Paper Corporation, as well as Chairman of the Board of that company from December 1997 to December 1998. Mr. Swain was a Director of FiberMark, Inc. from February 1998 through December 2005 where he also served as chairman of the Audit Committee and subsequently as chairman of the Nominating and Governance Committee. Mr. Swain is a Trustee Emeritus of the Museum of Flight in Seattle, Washington. Mr. Swain received a B.A. from Williams College in 1957 and a LLB from Harvard Law School in 1964.

William E. Hoke has been a Director since August 2000. Mr. Hoke has been self-employed from January 1996 through the present, serving as president of Hoke Consulting. Prior to the time he became a director, Mr. Hoke’s firm provided us with advertising and public relations services, immaterial in amount.

Chuck Blore has been a Director since July 11, 2005. Since 1970, Mr. Blore has been self-employed as the CEO of The Chuck Blore Company, a creative and production company specializing in broadcast, advertising, imaging and corporate films (“CBC”). CBC has provided consulting, marketing, and advertising services to the Company, including the production of an infomercial with respect to the Company’s products and services. Mr. Blore has taught at UCLA, University of Southern California and California State University, Northridge, and has spoken to numerous advertising, broadcast and cable groups.

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

Our Board of Directors is elected annually by our stockholders. Edward P. Swain, Jr. and William E. Hoke have served as our non-employee directors since August 2000; Chuck Blore has served as a non-employee director since July 11, 2005. Our non-employee directors receive $600 per Audit Committee and per Board meeting attended, with the exception of Mr. Swain, who, as chairman of our Audit Committee, receives $1,000 per Audit Committee meeting attended. Non-employee directors also receive reimbursement of expenses related to their attendance at such meetings and also are eligible to participate in the 2002 Plan.

Edward P. Swain, Jr. and William E. Hoke serve as members of our Audit Committee; Mr. Swain is the chairman of our Audit Committee. The audit committee is responsible for overseeing our management’s conduct in the financial reporting process, including reviews of our annual, quarterly and other financial reports and our systems of internal accounting and financial controls. The audit committee is responsible for pre-approving any non-audit services and special engagements to be performed by the independent auditors and considering the effect of such performance on the auditors’ independence, in accordance with our related policies and procedures. The audit committee is also responsible for engaging and dismissing our independent certified public accountants. In discharging its oversight role, the audit committee is empowered to meet and discuss with our management and independent auditors the quality and accuracy of our accounting principles, the completeness and clarity of our financial disclosures and other significant decisions made by management in the preparation of our financial reports. Our Board of Directors has determined that (1) no members of the audit committee currently meet the definition of “audit committee financial expert,” as defined under Item 401(e) of Regulation S-B of the Exchange Act, and (2) our audit committee members are “independent directors,” as defined by the NASDAQ Marketplace Rule 4200(a)(14) and the Sarbanes-Oxley Act of 2002. Although we continue to search for a financial expert to serve on our audit committee, we have not found a suitable candidate to date in our geographic area. We believe that the current members of our audit committee provide an acceptable level of business and financial experience and expertise.

We currently have no compensation committee or nominating committee, the functions of which are performed by our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

In connection with Chuck Blore’s election to the Board on July 11, 2005, a Form 3 was filed for Mr. Blore on July 21, 2005 within the requisite 10-day period after which he became a reporting person under Section 16(a) of the Exchange Act. Simultaneous to Mr. Blore’s election to the Board, Mr. Blore, as a director of the Company, received 10,000 shares of the Company’s common stock. A Form 4 was filed for Mr. Blore on July 21, 2005 to report this acquisition of stock. Since this Form 4 was filed ten days after Mr. Blore’s acquisition of the stock, it was not timely filed within the requisite two-day period.

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

Item 10. Executive Compensation.

The following summary compensation table sets forth, for the three years ended December 31, 2005, the cash and other compensation paid to Clinton L. Ballard, our President, Chief Executive Officer and Chairman of the Board; Diana T. Ballard, our former Vice Chairman of the Board, Secretary and Treasurer; and E. Edward Ahrens, our Chief Financial Officer and Secretary. No other individual served as an executive officer of the Company during 2005 whose total compensation, for services rendered during 2005, was $100,000 or more. No individual received perquisites that in the aggregate exceeded the lesser of $50,000 or 10% of his or her salary and bonus.

Summary Compensation Table

	Annual Compensation
Name and principal position	Fiscal Year	Base Salary		Bonus		Other Annual Compensation	Long-Term Compensation	All Other Compensation

Clinton L. Ballard	2005	$232,000		$145,874	(3)	$0	$0	$0
President, CEO, and	2004	143,062		217,582	(2)	0	0	0
Chairman of the Board	2003	108,000	(1)	22,552	(2)	0	0	6,103

Diana T. Ballard(4)	2005	$28,000		$0		$0	0	$0
Vice Chairman of the Board,	2004	75,064		16,110	(2)	0	0	0
Secretary and Treasurer	2003	108,000	(1)	22,421	(2)	0	0	5,123

E. Edward Ahrens	2005	$104,000		$447	(3)	$0	0	$0
Chief Financial Officer	2004	102,474		2,004	(2)	0	0	0

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

(3) The bonus for Mr. Ballard in 2005 was the remainder of the bonus to reimburse him for certain tax liabilities incurred by him as a result of his ownership interest in the Company while the Company was an S-corporation. The bonus to Mr. Ahrens was to gross up his salary for the Social Security and Medicare taxes associated with the issuance of his stock grants.

(4) Mrs. Ballard did not stand for re-election to the Board at the annual meeting of stockholders held on July 11, 2005, and, effective as of that date, resigned as the Company’s Secretary and Treasurer. Mrs. Ballard’s annual compensation includes all amounts paid to her through July 11, 2005.

Stock Option Grants in 2005

The following table sets forth:

•                  the number of shares underlying options granted during 2005 to the named executive officers;

•                  the percentage that the option grant represents of the total number of options granted to all of our employees during 2005;

•                  the per share exercise price of each such option; and

•                  the expiration date of each such option.

Name	Number of Shares Underlying Options Granted During 2005	Percentage of Total Options Granted to Employees in 2005	Exercise Price	Expiration Date

Clinton L. Ballard	0	—	—	—
Diana T. Ballard	0	—	—	—
E. Edward Ahrens	0	—	—	—

Aggregate Option Exercises in 2005 and Year-End Option Values

Set forth in the table below is information with respect to the named executive officers as to:

•                  the total number of unexercised options held on December 31, 2005, separately identified between those exercisable and those not exercisable as of such date; and

•                  the aggregate value of in-the-money, unexercised options held on December 31, 2005, separately identified between those exercisable and those not exercisable.

	Number of Unexercised Options at December 31, 2005		Value of Unexercised In-the-Money Options at December 31, 2005
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

Clinton L. Ballard	0	0	0	0
Diana T. Ballard	0	0	0	0
E. Edward Ahrens	16,000	64,000	0	0

None of our named executive officers exercised any options during 2005. The value of unexercised in-the-money options is calculated by subtracting the aggregate exercise price of the options from the aggregate fair market value price of the shares of common stock underlying the options as of December 31, 2005. The most recent determination of the Board of Directors as to the fair market value of the underlying shares occurred in July 2005, at which time the Board of Directors determined that the fair market value of the underlying shares was $0.18 per share.

Long-Term Incentive Plans - Awards in Last Fiscal Year

Set forth in the table below is information with respect to the named executive officers as to:

•                  the total number of options or shares granted in 2005;

•                  the maturation or payout schedule of those options issued; and

•                  the exercise or target price for those options.

Name	Number of shares, units or other rights	Performance or other period until maturation or payout	Target
Clinton L. Ballard	0	0	0
Diana T. Ballard	0	0	0
E. Edward Ahrens	30,000 shares	n/a	n/a

In accordance with the 2002 Plan, these stock bonuses were granted to the employee based on performance and are registered under our registration statement on Form S-8.

Employment Agreements

We have entered into an employment agreement with our President and CEO, Clinton L. Ballard, for a five-year term commencing January 1, 2003, which extends annually thereafter unless we or Mr. Ballard provide 60 days’ notice of termination. The employment agreement with Mr. Ballard, as amended on July 11, 2005 and as further amended on August 10, 2005, provides for him to serve as the President, Chief Executive Officer and Chairman of the Board, and provides for an annual base salary of $260,000, a bonus of up to $122,200 contingent upon completion of a financing agreement with Agility Capital, LLC, and a bonus of 4% of our annual cash flow, payable on a quarterly basis, with respect to fiscal years during the term of the agreement. A copy of Mr. Ballard’s Amended and Restated Employment Agreement was filed as Exhibit 10.1 to the Company’s quarterly report on Form 10-QSB for the period ended June 30, 2005.

We have entered into an employment agreement with our Secretary and CFO, E. Edward Ahrens, for a five-year term commencing August 15, 2005, which extends annually thereafter unless we or Mr. Ahrens provide 60 days’ notice of termination. The employment agreement with Mr. Ahrens provides for him to serve as Chief Financial Officer and provides for an annual salary of $104,000 and a bonus of 1% of our annual cash flow, payable on a quarterly basis, with respect to fiscal years during the term of the agreement. A copy of Mr. Ahrens’ Employment Agreement was filed as Exhibit 10.2 to the Company’s quarterly report on Form 10-QSB for the period ended June 30, 2005.

Each of these employment agreements contains restrictions on the employee engaging in competition with us for the term of the employment agreement and for one year after the term, and contains provisions protecting our proprietary rights and information. Each agreement also provides for the payment to the employee of a lump sum equal to three times the average of the employee’s annual compensation for the prior five years, less $1.00, upon his termination in the event of a “change in control” of the Company, as that term is defined in the respective employment agreements.

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

Insofar as indemnification for liabilities arising under the Securities Act may be permitted with respect to our directors, officers, and controlling persons pursuant to these indemnification agreements, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of March 1, 2006 of:

•                  each person known by us to beneficially own 5% or more of the shares of outstanding common stock;

•                  each of our executive officers and directors; and

•                  all of our executive officers and directors as a group.

Except as otherwise indicated in the following table:

•                  all shares are beneficially owned, and investment and voting power is held, by the persons named as owners; and

•                  the address for each beneficial owner listed on the following table is eAcceleration Corp., 1050 NE Hostmark Street, Suite 100B, Poulsbo, Washington 98370.

Name of beneficial owner	Amount of common stock beneficially owned		Percentage ownership of common stock
Clinton L. Ballard	34,300,000	(1)	97.87%
Diana T. Ballard	34,300,000	(1)	97.87%
Teresa D. Potasiak	7,500,000	(1)	21.40%
Teresa D. Potasiak	10,000		*
E. Edward Ahrens	40,250		*
Edward P. Swain, Jr.	40,000		*
William E. Hoke	40,000		*
Chuck Blore	25,000		*
All officers and directors as a group (5 persons)	34,445,250		98.28%

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

Item 12. Certain Relationships and Related Transactions.

We have entered into employment agreements with our President and CEO, Clinton L. Ballard, and our Secretary and CFO, E. Edward Ahrens. See “Executive Compensation - Employment Agreements.”  We also entered into an employment agreement with Diana T. Ballard, dated November 1, 1999, as amended, to serve as our Secretary and Treasurer. Mrs. Ballard chose not to run for reelection as Vice-Chairman of the Board and terminated her employment with the Company effective July 11, 2005.

During the fourth quarter of 2001 and the first quarter of 2002, we borrowed an aggregate of $404,000 from Mr. Ballard, the Company’s President and CEO, under various notes payable. During the third quarter of 2005, the Company borrowed an additional $32,154 from Mr. Ballard. As of December 31, 2005, there is one note payable remaining. This note bears interest at 10%, is payable on demand, and requires monthly interest-only payments. The outstanding balance as of December 31, 2005 is $131,568.

In March 2004, we granted a bonus of $17,582 to Mr. Ballard and a bonus of $16,110 to Mrs. Ballard. Each of these bonuses was granted in accordance with Mr. Ballard’s and Mrs. Ballard’s respective employment agreements, as amended.

In March 2004, we issued 1,250 shares of common stock to Mr. Ahrens. These shares had a value of $0.22 per share at such time. In addition, in 2004 Mr. Ahrens received a cash bonus of $2,004 pursuant to the Company’s cash-flow bonus program.

In October 2004, we authorized the payment of $200,000 in the form of a bonus to Mr. Ballard to reimburse Mr. Ballard for certain tax liabilities incurred by him as a result of his ownership interest in the Company while the Company was an S-corporation.

Chuck Blore’s company, CBC, provided consulting, marketing, and advertising services to the Company, including the production of an infomercial with respect to the Company’s products and services. For these services, the Company paid CBC a total of $26,500 in fiscal 2003, $70,783 in fiscal 2004, and $96,000 through June 10, 2005. No services have been rendered by CBC to the Company, and no payments have been made by the Company to CBC, after Mr. Blore’s election to the Board on July 11, 2005.

During 2005, we granted and paid via the Company payroll system a bonus of $145,874 to Mr. Ballard. The bonus was the remainder of the bonus to reimburse him for certain tax liabilities incurred by him as a result of his ownership interest in the Company while the Company was an S-corporation.

On June 2, 2005, we issued 30,000 shares of common stock to each of Mr. Ahrens, Mr. Hoke and Mr. Swain. These shares had a value of $0.18 per share at such time.

On July 11, 2005, we issued 10,000 shares of common stock to Mr. Blore. These shares had a value of $0.18 per share at such time.

On July 15, 2005, we granted a bonus of $447 to Mr. Ahrens. This bonus was to gross up his salary for the Social Security and Medicare taxes associated with the issuance of his stock grants.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees

Peterson Sullivan PLLC provided audit services to us for our annual report for the fiscal years ended December 31, 2005 and 2004. The fees per the engagement letter for the annual financial statements and review of quarterly financial statements for 2005 were $43,500. The fees billed by Peterson Sullivan PLLC for the 2004 audit of the annual financial statements and review of the quarterly financial statements were $39,957.

Audit-Related Fees

No fees were billed for the years 2005 and 2004 for professional services that are reasonably related to the audit or review of our financial statements that are not covered in the “Audit Fees” disclosure above.

Tax Fees

Peterson Sullivan PLLC billed fees of $1,664 and $17,321 for the years 2005 and 2004, respectively, for professional services rendered for tax compliance.

All Other Fees

No fees were billed for the years of 2005 or 2004 for professional services rendered by Peterson Sullivan PLLC for all other services not disclosed above.

Audit Committee Pre-Approval

Our Audit Committee pre-approved our engagement of Peterson Sullivan PLLC to act as our independent auditor for our fiscal years ended December 31, 2004 and 2005. Our Audit Committee also pre-approved Peterson Sullivan PLLC to provide the audit, audit-related, tax services and all other services described above. Our independent auditors performed all work only with their full time permanent employees.

eACCELERATION CORP.

CONSOLIDATED FINANCIAL REPORT

DECEMBER 31, 2005

C  O  N  T  E  N  T  S

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

eAcceleration Corporation

Poulsbo, Washington

We have audited the accompanying consolidated balance sheet of eAcceleration Corporation as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of eAcceleration Corporation as of December 31, 2005, and the results of their operations, and their cash flows for the years ended December 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States.

/s/ Peterson Sullivan PLLC

February 24, 2006
Seattle, Washington

eACCELERATION CORP.

CONSOLIDATED BALANCE SHEET

December 31, 2005

ASSETS
Current assets
Cash	$504,636
Accounts receivable	162,820
Net deferred tax asset - current	160,696
Prepaid expenses and other	36,561

Total current assets	864,713

Property and equipment, net	210,895
Intangible assets, net	134,013
Cash reserves, net	112,193
Net deferred tax asset - non-current	79,738
Other assets	15,326
Total assets	$1,416,878

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$886,911
Accrued expenses	356,505
Deferred revenue, current portion	4,975,954
Reserve for sales returns and allowances	41,912
Note payable to stockholder	131,568
Total current liabilities	6,392,850

Deferred revenue, less current portion	355,660

Total liabilities	6,748,510

Commitments and contingencies

Stockholders’ equity (deficit)
Common stock, par value $0.0001; 100,000,000 shares authorized; 35,047,082 shares issued and outstanding	3,505
Additional paid-in capital	989,651
Accumulated deficit	(6,324,788)
Total stockholders’ equity (deficit)	(5,331,632)

Total liabilities and stockholders’ equity (deficit)	$1,416,878

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005 and 2004

	2005	2004
Revenue
Online software subscriptions, net	$14,509,400	$12,712,783
Internet advertising	2,722	27,406
Total revenue	14,512,122	12,740,189

Cost of revenue
Online software subscriptions services	8,779,402	8,775,768
Cost of revenue	8,779,402	8,775,768

Gross profit	5,732,720	3,964,421

Selling expenses	5,197,565	4,399,228
General and administrative expenses	1,398,164	1,519,785

Loss from operations	(863,009)	(1,954,592)

Other income (expense)
Interest expense	(9,524)	(20,609)
Loss on settlement of litigation	(17,500)	(10,000)
Loss on disposal of assets	(3,881)
Gain on sale of patents	557,980
Total other income (expense)	527,075	(30,609)

Loss before provision for income tax	(335,934)	(1,985,201)

Income tax benefit - current	13,335	159,208
Income tax (expense) benefit - deferred	(152,313)	5,851
Total income tax (expense) benefit	(138,978)	165,059

Net income (loss)	$(474,912)	$(1,820,142)

Basic and diluted per-share information
Net income (loss)	$(0.01)	$(0.05)

Weighted average shares outstanding
Basic and diluted	34,597,171	34,788,457

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2005 and 2004

	Common Stock Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)

Balances, December 31, 2003	34,745,800	$3,475	$866,315	$(4,029,734)	$(3,159,944)

Value of stock options			45,275		45,275

Value of stock issued	66,232	6	13,790		13,796

Net income (loss)				(1,820,142)	(1,820,142)

Balances, December 31, 2004	34,812,032	3,481	925,380	(5,849,876)	(4,921,015)

Value of stock options			21,986		21,986

Value of stock issued	235,050	24	42,285		42,309

Net income (loss)				(474,912)	(474,912)

Balances, December 31, 2005	35,047,082	$3,505	$989,651	$(6,324,788)	$(5,331,632)

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005 and 2004

	2005	2004
Cash flows from operating activities
Net (Loss)	$(474,912)	$(1,820,142)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	136,747	131,761
Value of stock options	21,986	45,275
Issuance of common stock under equity incentive plan	42,309	13,796
Loss on disposal of assets	3,881	—
Gain on sale of patents	(557,980)	—
Other	12,485	—

Changes in operating assets and liabilities
Accounts receivable	(159,435)	(3,205)
Net deferred tax asset	152,313	(18,704)
Prepaid expenses and other	8,223	16,546
Income tax receivable	197,643	(197,643)
Cash reserves	(25,312)	270,304
Other assets	10,000	(14,126)
Accounts payable	123,398	430,419
Accrued expenses	63,514	(130,983)
Deferred revenue	(56,299)	1,955,612
Reserve for sales returns and allowances	(133,340)	52,866
Net cash provided by (used in) operating activities	(634,779)	731,776

Cash flows from investing activities
Purchases of equipment	(43,737)	(273,079)
Patent and trademark costs	(31,577)	(42,899)
Disposal of patents and trademarks	20,564	(15,621)
Proceeds from sale of patents	560,000	—
Net cash provided by (used in) investing activities	505,250	(331,599)

Cash flows from financing activities
Payments on notes payable	(2,175)	(292,427)
Loan from stockholder	32,154	-
Net cash provided by (used in) financing activities	29,979	(292,427)

Net increase (decrease) in cash	(99,550)	107,750
Cash at beginning of period	604,186	496,436

Cash at end of period	$504,636	$604,186

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$7,953	$21,017
Cash paid during the period for taxes	$	$199,808

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and ASIC.  All intercompany accounts and transactions up to and including May 14, 2004, have been eliminated in consolidation.

Liquidity

The Company’s cash flow is dependent on its ability to generate and collect revenues from its subscription services, and manage its advertising and payroll costs, which constitute the two largest variable expense categories.  There can be no assurance, however, that the Company will recognize sufficient revenues to cover its increasing costs or to recover from its previous losses; nor is there any assurance that the Company will not incur losses in the future.  As of December 31, 2005, the Company has a working capital deficit of ($5,528,137).  However, $4,975,954 of the Company’s current liabilities are deferred revenue, representing cash collections from customers in advance of the recognition of related sales of online software subscriptions.  This amount will be earned over the subscription period and will not require settlement through specific cash payments.  The Company’s working capital deficit, net of the current portion of deferred revenues is ($552,183).  If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding, if it is unable to obtain financing independently.  However, there is no assurance that such additional funding from its principal stockholders will be available when needed.  The Company is also considering seeking additional financing through one or more debt or equity offerings.

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

The Company has employed various pay-for-performance web-based advertising methods in the past.  Although the Company is no longer actively pursuing this line of business, we have not discontinued it.  Internet advertising continues to generate revenue from performance-based advertising created in previous years, which continues to perform for certain clients.  No costs have been incurred in 2005 or 2004 in connection with these advertisements.  Internet advertising revenues are recognized in the period in which users execute pre-defined actions related to that advertising.

Cash

Cash includes petty cash on hand, checking accounts at two local banks, a cash account with an online payment processor, and a money market account with a local bank.  Cash balances exceed federally insured limits from time to time.

Accounts Receivable

Accounts Receivable consists primarily of an amount due from the sale of six patents of the Company and was received in January 2006.

Fair Value of Financial Instruments

The carrying amounts reported for cash, accounts receivable, accounts payable, and the note payable to stockholder approximate fair value because of their immediate or short-term maturity.  The carrying amount reported for notes payable approximates fair value because of the market rate of interest.

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

Domain Names and Vanity Telephone Numbers

The costs of domain names and vanity telephone numbers have indefinite lives and are treated as non-amortized intangible assets in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) 142.  The costs of these intangible assets are reviewed by management periodically, not less than annually, for impairment based on expected future cash flows.

Cash Reserves

The Company utilizes several credit card processors to process the majority of its subscription sales made over the Internet.  Several of these credit card processors have chosen to withhold cash reserves on the sales processed through them in the total amount of $126,060.  The company has established an allowance account of $13,867.  The allowance is calculated based on our experience with previous processors.

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  Potentially dilutive common shares at December 31, 2005 and at December 31, 2004 consist of shares issuable to holders of outstanding stock options (Note 9).  Stock options were not included in either the 2005 or the 2004 computation of diluted earnings per share because they were anti-dilutive.

Stock-Based Compensation

At December 31, 2005, the Company has a stock-based equity incentive plan, which is described more fully in Note 9.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.”  Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” compensation costs recognized in 2005 and 2004 reflect the inclusion of stock-based compensation.

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

Web development costs are accounted for in accordance with Emerging Issues Task Force (“EITF”) 00-2, “Accounting for Web Site Development Costs,” with applicable guidance from AICPA Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  The Company’s internal website development processes are relatively short-term in nature, generally three months.  The costs incurred in the preliminary stages of development are expensed as incurred.  Once an application has reached the development stage, internal and external costs, if direct and incremental, will be capitalized and amortized on a straight-line basis if management believes such costs are significant.  All maintenance and enhancement costs are expensed as incurred.

Software and web development expenses are included in costs of revenues and for the years ended December 31, 2005 and 2004 were $4,019,860 and $3,343,048, respectively.  There were no amounts capitalized in 2005 or 2004.

Advertising Expenses

Advertising costs are included in selling expenses and are expensed as incurred.  Advertising expenses for the years ended December 31, 2005 and 2004 were $4,493,600 and $3,693,868, respectively.  In 2005, two vendors accounted for 69% of advertising expenses.  In 2004, two vendors accounted for 57% of advertising expenses.

Comprehensive Income

The Company had no items of other comprehensive income in 2005 or 2004.

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

Purchase and Sale Agreement

The Company entered into a Purchase and Sale Agreement with the Bremerton School District No. 100-C for the purchase of certain real property located in the City of Bremerton, Washington.  The Company had contingencies for financing, appraisal, and obtaining a special use permit for the City of Bremerton that must have been satisfied before the sale could be completed.  After a thorough review of the project, the Company determined that it was not in its best interests to complete the purchase.

Litigation

On September 8, 2005, the Company filed a complaint for unfair competition entitled eAcceleration, Corporation, Plaintiff, vs. Trend Micro, Incorporated, Defendant in United States District Court, Western District of Washington.  The complaint alleges that Trend Micro, Incorporated has developed and is distributing a computer security software product called Trend Micro PC-cillin Anti-Virus that infringes on the Company’s intellectual property rights with respect to certain of its trademarks and trade dress.  The packaging of Trend Micro’s product prominently features a graphical red octagonal stop-sign nearly identical to the Company’s graphical stop-sign.  Trend Micro’s web-site, http://www.trendmicro.com/en/home/us/enterprise.htm, also features an advertisement for its products that prominently features a graphical red octagonal stop-sign. We believe, and in the complaint have asserted that, Trend Micro’s adoption and use of a graphical red octagonal stop-sign in advertisements and on its packaging for its computer software infringes upon the Company’s trademarks and trade dress.  We also have alleged that Trend Micro deliberately and knowingly adopted its infringing advertising and packaging in order to take advantage of the Company’s television advertising campaign, which prominently features a graphical red octagonal stop-sign.  In the complaint we are seeking: (i) a permanent injunction enjoining and restraining Trend Micro from offering for sale, marketing, or selling any computer security software product or service in conjunction with a depiction of a red octagonal stop-sign or any other colorable imitation thereof; (ii) restitution of all profits derived by Trend Micro attributable to Trend Micro’s trademark infringement and unfair competition; (iii) treble damages, pursuant to 15 U.S.C. § 1117 and RCW 19.86.090, sustained by the Company on account of Trend Micro’s trademark infringement and unfair competition; (iv) the Company’s fees and costs pursuant to 15 U.S.C. § 1117(a) and RCW 19.86.090; and (v) such further relief as the Court may deem just and proper.

Recent Accounting Pronouncements

The following accounting standards have been issued in recent months:

SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June 15, 2005.  This statement amends the guidance in APB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage).  The adoption of SFAS No. 151 is expected to have no impact on the Company’s consolidated financial statements.

SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” is effective for fiscal years beginning after June 15, 2005.  This statement amends SFAS No. 66, “Accounting for Sales of Real Estate,” to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in SOP 04-2, “Accounting for Real Estate Time-Sharing Transactions.”  The adoption of SFAS No. 152 is expected to have no impact on the Company’s consolidated financial statements.

SFAS No. 123(R), “Share-Based Payment,” replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements.  The Company is required to apply this statement in the first interim period that begins after December 15, 2005.

SFAS No. 153, “Exchange of Nonmonetary Assets — an amendment of APB Opinion No. 29,” is effective for fiscal years beginning after June 15, 2005.  This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance.  The adoption of SFAS No. 153 is expected to have no impact on the Company’s consolidated financial statements.

The EITF reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss.  The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1,” “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued.  The adoption of this consensus or FSP is expected to have no impact on the Company’s consolidated financial statements.

Financial Accounting Standards Board Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”), was issued in March 2005.  FIN 47 clarifies that an entity must record a liability for a conditional asset retirement obligation if the fair value of the obligation can be reasonably estimated.  Asset retirement obligations covered by FIN 47 are those for which an entity has a legal obligation to perform an asset retirement activity, even if the timing and method of settling the obligation are conditional on a future event that may or may not be within the control of the entity.  FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005.  The adoption of FIN 47 is expected to have no impact on the Company’s consolidated financials statements

SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3,” is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.  The adoption of SFAS No. 154 is expected to have no impact on the Company’s consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-08, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.”  EITF No. 05-08 is effective for financial statements beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of EITF No. 05-08 is expected to have no impact on the Company’s consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’”  EITF No. 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005.  The adoption of EITF No. 05-02 is expected to have no impact on the Company’s consolidated financial statements.

In September 2005, the EITF reached consensus on Issue No. 05-07, “Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues.”  EITF No. 05-07 is effective for future modifications of debt instruments beginning in the first interim or annual reporting period beginning after December 15, 2005.  The adoption of EITF No. 05-07 is expected to have no impact on the Company’s consolidated financial instruments.

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

Note 2. Property and Equipment

Property and equipment consists of the following as of December 31, 2005:

Equipment and furniture	$624,371
Leasehold improvements	16,161
Vehicles	21,537
662,069
Accumulated depreciation	(451,174)
Property and equipment, net	$210,895

During the years ended December 31, 2005 and 2004, depreciation expense totaled $119,006 and $116,640, respectively.

Note 3. Intangible Assets

Intangible assets consist of the following at December 31, 2005:

Amortizable intangible assets:
Patents	$119,716
Accumulated amortization	(95,274)
24,442

Unamortizable intangible assets:
Patents pending	51,203
Trademarks	32,747
Domain names and vanity telephone numbers	25,621
109,571

Intangible assets, net	$134,013

During the years ended December 31, 2005 and 2004, amortization expense totaled $17,741 and $15,121, respectively.  Patents are amortized generally over three years due to the rapid rate of obsolescence associated with computer and software technology.  Patents included in unamortized intangible assets represent applications in progress.  The costs are capitalized, but not amortized until the patent is approved and issued.  Unsuccessful applications are expensed.  Since December 31, 2001, trademarks are no longer amortized in accordance with the adoption of SFAS No. 142 because they are considered to have indefinite lives.

Amortization expense for current patents will be as follows for the years ended December 31:

2006	$13,944
2007	10,290
2008	208
Total amortization expense	24,442
Patents pending	51,203

Total estimated amortization expense	$75,645

Management tests trademarks for impairment periodically, based on the expected cash flows.  No impairment was determined to have occurred in either 2005 or 2004.

Because the Company considers purchased domain names and vanity telephone numbers to be intangible assets in accordance with the definition of such assets contained in SFAS No. 142, the Company plans to re-assess the fair value of these assets based on expected future cash flows on a periodic basis, not less than annually, and will record an impairment if the book value of the assets exceed fair value.  No impairment was determined to have occurred with respect to these assets during 2005 or 2004.

Note 4.  Notes Payable To Stockholder

The Company has borrowed funds from the Company’s Chief Executive Officer who is one of the principal stockholders, under a promissory note.  This note bears interest at 10%, is payable on demand, and requires monthly interest-only payments.  During the third quarter of 2005, the Company borrowed an additional $32,154 from its Chief Executive Officer.  The outstanding balance as of December 31, 2005 is $131,568.

Note 5.  Income Taxes

The Company recorded an income tax (expense) benefit of ($138,978) and $165,059, respectively, for the years ended December 31, 2005 and 2004.

The Company also recorded deferred tax assets and has established a valuation allowance for those assets for the years ended December 31, 2005 and 2004 as follows:

	2005	2004

Deferred revenue	$568,972	$1,119,813
Difference in gain on asset sale	(189,714)
Amortization	57,850	60,449
Allowance for cash reserves	4,715
Reserve for sales returns and allowances	14,250	59,586
Accrued vacation	72,431	62,005
Stock option compensation expense	35,785	34,641
Depreciation	10,585	19,204
Foreign tax credit carryforwards	85,000	75,166
Other		9,561
Net operating loss carryforwards	1,498,090	510,120

Total deferred tax assets	$2,157,964	$1,950,545
Less: valuation allowance	(1,917,530)	(1,557,798)
Net deferred taxes	$240,434	$392,747

Net deferred tax asset - current	$160,696	$195,323
Net deferred tax asset – non-current	79,738	197,424
Total net deferred tax assets	$240,434	$392,747

The difference between the statutory federal rate of 34% and the income tax (expense) benefit of ($138,978) and $165,089, respectively, for the years ended December 31, 2005 and 2004 recorded by the Company is summarized below:

	2005	2004
Statutory tax rate	(34)%	(34)%
Change in deferred tax asset valuation allowance	75%	26%
U.S. Income tax provision	41%	(8)%

The Company’s foreign tax credit carry-forwards of $35,000 and $50,000 will expire in the years 2007 and 2008, respectively.  The company’s net operating loss carryforward of approximately $4,406,000 will expire in 2025.

Note 6.  Business Segment Information

Since all the Company’s operations are located in the United States of America, the Company’s geographic revenue information is based on the country in which the sales originate.  The following table shows the origin of revenue for the years ended December 31, 2005 and 2004:

Year Ended December 31,	U.S.A.	Asia	All Other Foreign	Consolidated Total

2005	$11,939,982	$180,086	$2,392,054	$14,512,122
2004	10,749,987	153,714	1,836,488	12,740,189

No geographic segment data is shown for long-lived assets, since the Company’s operations reside entirely in the United States of America.

Note 7.  Operating Leases

At December 31, 2005, the Company leases office space under three operating lease agreements. The Company terminated two month-to-month leases at its Viking Bank location, effective as of September 30, 2005.  On August 30, 2005, the Company entered into a new full-service office lease between Roben Family Limited Partnership, L.P. and the Company at its headquarter location (the “Olympic Lease”).  The Olympic Lease consolidated two existing leases at this location in Suites 200 and 204, and added an additional 2,960 square feet of rentable space in Suite 210, for a total of 6,048 square feet of rentable space.  The expiration date of the term of the Olympic Lease is August 31, 2008.  In addition, on August 30, 2005, the Company extended the term of its lease in Suite 100 at this location to August 31, 2008 (the “Suite 100 Lease”).  The Suite 100 Lease was scheduled to expire on January 31, 2007.  All other terms and conditions of the Suite 100 Lease were unchanged.  As a result of these transactions, all of the space currently leased by the Company at the Company’s headquarter facility has a common lease expiration date of August 31, 2008.  The combined total rentable square footage at this location under the Olympic Lease and Suite 100 Lease is 16,238.  The combined total rental cost for the three-year term of the leases is $661,046.40.  The third lease, Plaza 305, expires in March 2007 and has an average monthly payment of $2,648 with a scheduled increase in April 2006. The total rentable square footage at this location is 2,472.

The Company’s future non-cancelable annual minimum lease payments at December 31, 2005, are as follows:

2006	250,274
2007	230,051
2008	149,818

Total rent expense for the years ended December 31, 2005 and 2004 amounted to $259,479 and $216,646, respectively.

Note 8.  Employment Contracts

The Company has an employment agreement with its principal stockholder, Clinton L. Ballard, for a five-year term commencing January 1, 2003, which extends annually thereafter unless we or Mr. Ballard provide 60 days’ notice of termination.  The employment agreement with Mr. Ballard, as amended on July 11, 2005 and August 10, 2005, provides for him to serve as the President, Chief Executive Officer and Chairman of the Board, and provides for an annual base salary of $260,000, a bonus of up to $122,200 contingent upon completion of a financing agreement with Agility Capital, LLC, and a bonus of 4% of our cash flow with respect to fiscal years during the term of the agreement.  The Vice-Chairman of the Board, Diana Ballard, chose not to run for re-election and her employment agreement was terminated effective July 11, 2005.

The Company has an employment agreement with E. Edward Ahrens for a five-year term commencing August 15, 2005, which extends annually thereafter unless the Company or Mr. Ahrens provide 60 days’ notice of termination.  The employment agreement with Mr. Ahrens provides for him to serve as Chief Financial Officer and provides for an annual salary of $104,000 and a bonus of 1% of our cash flows with respect to fiscal years during the term of the agreement.

Each of these agreements contains restrictions on the employee engaging in competition with the Company for the term of the employment agreement and for one year after the term, and contains provisions protecting our proprietary rights and information.  Each agreement also provides for the payment to the employee of a lump sum equal to three times the average of the employee’s annual compensation for the prior five years, less $1.00, upon his termination in the event of a “change in control” of the Company, as that term is defined in the respective employment agreements.

Note 9.  Stock-Based Compensation

In March 2005, the Company issued an aggregate of 950 shares; in May 2005, the Company issued an aggregate of 12,000 shares; in June 2005, the Company issued an aggregate of 209,600 shares; in July 2005, the Company issued an aggregate of 10,000 shares; in August 2005, the Company issued an aggregate of 1,300 shares; and, in November 2005, the Company issued an aggregate of 1,200 shares of its common stock to employees, consultants and directors in the form of stock bonuses and awards under its 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with these issuances is $171; $2,160; $37,728; $1,800; $234 and $216, respectively.  The Board of Directors determined the fair value of the stock issued in March, May, June, July, and August and November 2005 to be $0.18 per share.

In March 2004, the Company issued an aggregate of 46,882 shares; in May 2004, the Company issued an aggregate of 5,800 shares; and, in October 2004, the Company issued an aggregate of 13,550 shares of its common stock to employees in the form of stock bonuses under the 2002 Plan, all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with these issuances is $10,313; $1,044; and $2,439, respectively.  The Board of Directors determined the fair value of the stock issued in March 2004 to be $0.22 per share.  The Board of Directors determined the fair value of its common stock issued in May 2004 and October 2004, based on an independent appraisal, to be $0.18 per share.

In March 2005, the Company granted time-based options to employees to purchase an aggregate of 27,500 shares of the Company’s common stock at $0.18 per share; in May 2005, the Company granted time-based options to employees to purchase an aggregate of 27,500 shares of the Company’s common stock at $0.18 per share; in June 2005, the Company granted time-based options to employees and a non-employee to purchase an aggregate of 83,000 shares of the Company’s common stock at $0.18 per share under the 2002 Plan; in August 2005, the Company granted time-based options to employees to purchase an aggregate of 70,000 shares of the Company’s common stock at $0.18 per share; and, in November 2005, the Company granted time-based options to employees to purchase an aggregate of 30,000 shares of Company’s common stock at $0.18 per share.  Options granted in 2005 to employees were 10-year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant. Options granted in 2005 to non-employees were 5-year non-qualified stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-fifth of the amount granted on each of the first through fifth anniversaries of the date of grant.  Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees are recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year Treasury note rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized for the twelve months ended December 31, 2005 was $18,620 for options granted to employees and $3,366 for options granted to non-employees.

In March 2004, the Company granted time-based options to employees and directors to purchase an aggregate of 403,000 shares at $0.22 per share; in May 2004, the Company granted time-based options to employees to purchase an aggregate of 123,250 shares of the Company’s common stock at $0.18 per share; and in October 2004 the Company granted time-based options to employees to purchase an aggregate of 146,750 shares of the Company’s common stock at $0.18 per share, all of which grants were made under the 2002 Plan.  Options granted in 2004 to employees were 10-year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant.  Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees are recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year Treasury note rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized for the year ended December 31, 2004 was $17,415 for options granted to employees and $27,860 for options granted to non-employees.

Previously, the Company had issued options under its 1995 and 1999 stock option plans.  None of the options vested under the 1999 Plan are exercisable.  Options issued under the 1995 and 2002 Plans are exercisable to the extent they are vested.

	Stock Options	Weighted Average Exercise Price

Outstanding at December 31, 2003	1,056,800	0.51
Granted	673,000	0.20
Cancelled or forfeited	(391,000)	0.15

Outstanding at December 31, 2004	1,338,800	0.46
Granted	240,500	0.18
Cancelled or forfeited	(353,500)	0.17
Outstanding at December 31, 2005	1,225,800	0.49

The following table summarizes stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at December 31, 2005	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at December 31, 2005	Weighted Average Exercise Price
0.12	562,500	7.08	0.12	178,000	0.12
0.18	319,000	9.66	0.18	12,650	0.18
0.22	245,000	8.71	0.22	30,500	0.22
0.70	25,000	—	0.70	25,000	0.70
5.31	61,800	5.00	5.31	—	5.31
6.25	12,500	4.00	6.25	—	6.25
	1,225,800			246,150

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were as follows:

	Grants in 2005 under 2002 Plan	Grants in 2004 under 2002 Plan	Grants in 2003 under 2002 Plan	Grants in 2002 under 2002 Plan	1995 and 1999 Plans
Risk-free-interest rate	4.0% to 4.5%	3.8% to 4.7%	4.0% to 4.5%	6.00%	6.00%

Stock price volatility factor	99%	99%	99%	99%	99%
Expected life of the options	5 and 10*	5 and 10*	5 and 10*	5 and 10*	5 and 10*
	years	years	years	years	years
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%

*      Non-qualified options issued to non-employees have an estimated average life of 5 years; incentive stock options granted to employees are estimated to have an average life of 10 years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 22, 2006	eACCELERATION CORP.

	By:	/s/ Clinton L. Ballard
Clinton L. Ballard
President and Chief Executive Officer

POWER OF ATTORNEY

Pursuant to the requirements of the Exchange Act, as amended, this annual report on Form 10-KSB has been signed on March 22, 2006 by the following persons in the capacities indicated.  Each person whose signature appears below constitutes and appoints Clinton L. Ballard, with full power of substitution, his/her true and lawful attorney-in-fact and agent to do any and all acts and things in his/her name and on his/her behalf in his/her capacities indicated below which he may deem necessary or advisable to enable eAcceleration Corp. to comply with the Exchange Act, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this annual report on Form 10-KSB, including specifically, but not limited to, power and authority to sign for him/her in his/her name in the capacities stated below, any and all amendments thereto, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in such connection, as fully to all intents and purposes as he/her might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

/s/ Clinton L. Ballard	Chairman of the Board, President, and Chief Executive Officer
Clinton L. Ballard	(Principal Executive Officer)

/s/ E. Edward Ahrens	Chief Financial Officer
E. Edward Ahrens	(Principal Accounting Officer)

/s/ Edward P. Swain, Jr.	Director
Edward P. Swain, Jr.

/s/ William E. Hoke	Director
William E. Hoke

/s/ Chuck Blore	Director
Chuck Blore

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Articles of Incorporation of the Company, as filed with the Delaware Secretary of State on November 1, 1999. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (Registration Number: 333-90867), filed with the Commission on November 12, 1999.)

3.2

Amended and Restated Bylaws of the Company, as amended through August 11, 2004. (Incorporated by reference to Exhibit 3.2 to the Company’s annual report on Form 10-KSB for the year ended December 31, 2004.)

10.1	Patent Purchase Agreement, dated November 21, 2005, between the Company and Mount Hamilton Partners, LLC.

10.2	Amendment to the Patent Purchase Agreement between eAcceleration Corp. and Mount Hamilton Partners, LLC, dated January 31, 2006.

23.1	Consent of Peterson Sullivan PLLC

24.1	Power of Attorney (see signature page herein).

31.1	Certification of Chief Financial Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer of eAcceleration Corp. pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer of eAcceleration Corp. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.