Form 10QSB
period 2006-03-31
EACCELERATION CORP
filed 2006-05-15
CIK 1098862

United States
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

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

As of May 12, 2006, there was a total of 35,074,432 shares of the issuer’s common stock outstanding.

Traditional Small Business Disclosure Format (check one)      Yes  ☐  No  ☒

eACCELERATION CORP.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

eACCELERATION CORP.

CONSOLIDATED BALANCE SHEET

March 31, 2006
(unaudited)
ASSETS

Current assets
Cash	$547,688
Accounts receivable	2,280
Net deferred tax asset – current	113,901
Prepaid expenses and other	115,079
Total current assets	778,948

Property and equipment, net	200,560
Intangible assets, net	130,819
Cash reserves, net	151,371
Net deferred tax asset – non-current	51,542
Other assets	13,000

Total assets	$1,326,240

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,066,980
Accrued expenses	459,706
Deferred revenue, current portion	4,998,946
Reserve for sales returns and allowances	47,870
Notes payable to stockholder	23,161
Total current liabilities	6,596,663

Deferred revenue, less current portion	335,183

Total liabilities	6,931,846

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, par value $0.0001; 100,000,000 shares authorized; 35,072,682 shares issued and outstanding	3,507
Additional paid-in capital	999,651
Accumulated deficit	(6,608,764)
Total stockholders’ equity (deficit)	(5,605,606)

Total liabilities and stockholders’ equity (deficit)	$1,326,240

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Revenue
Online software subscriptions, net	$3,391,635	$3,621,912
Internet advertising	—	1,522
Total revenue	3,391,635	3,623,434

Cost of revenue
Online software subscriptions services	2,008,722	2,333,328

Gross profit	1,382,913	1,290,106

Selling expenses	1,265,959	1,506,794
General and administrative expenses	329,647	346,547

Loss from operations	(212,693)	(563,235)

Other income (expense)
Interest income (expense), net	3,708	(2,101)
Loss on settlement of litigation	—	(17,500)
Total other income (expense)	3,708	(19,601)

Loss before provision for income tax	(208,985)	(582,836)

Income tax (expense) – deferred	(74,991)	(14,440)
Total income tax (expense)	(74,991)	(14,440)

Net loss	$(283,976)	$(597,276)

Basic and diluted per-share information:
Net income (loss)	$(0.01)	$(0.02)

Weighted average shares outstanding
Basic and diluted	35,049,642	34,812,118

See Notes to Consolidated Financial Statements

eACCELERATION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(unaudited)
Cash flows from operating activities
Net loss	$(283,976)	$(597,276)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	24,607	34,868
Value of stock options	5,393	5,430
Issuance of common stock under equity incentive plan	4,608	171

Changes in operating assets and liabilities
Accounts receivable	160,540	2,658
Net deferred tax asset	74,991	14,440
Prepaid expenses and other	(78,518)	(57,876)
Income tax receivable	0	37,130
Cash reserves	(39,178)	(12,475)
Other assets	2,326
Accounts payable	180,069	23,214
Accrued expenses	103,201	115,230
Deferred revenue	2,515	290,321
Reserve for sales returns and allowances	5,958	3,793
Net cash provided by (used in) operating activities	162,536	(140,372)

Cash flows from investing activities
Purchase of equipment	(11,077)	(32,672)
Net cash used in investing activities	(11,077)	(32,672)

Cash flows from financing activities
Payments on notes payable	(108,407)
Net cash used in financing activities	(108,407)

Net increase (decrease) in cash	43,052	(173,044)
Cash at beginning of period	504,636	604,186

Cash at end of period	$547,688	$431,142

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$150	$2,517
Cash paid during the period for taxes	$0	$0

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

Interim Disclosures

The information as of March 31, 2006, and for the three months ended March 31, 2006 and 2005, is unaudited, but in the opinion of management reflects all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position and results of operations for the interim periods.  The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States for interim financial statements and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  These unaudited interim financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005.  The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned U.K. subsidiary, eAcceleration Limited.  All intercompany accounts and transactions have been eliminated in consolidation.

Liquidity

The Company’s cash flow is dependent on its ability to generate and collect revenues from its subscription services, and manage its advertising and payroll costs, which constitute the two largest variable expense categories.  There can be no assurance, however, that the Company will recognize sufficient revenues to cover its increasing costs or to recover from its previous losses; nor is there any assurance that the Company will not incur losses in the future.  As of March 31, 2006, the Company has a working capital deficit of ($5,817,715).  However, $4,998,946 of the Company’s current liabilities are deferred revenue, representing cash collections from customers in advance of the recognition of related sales of online software subscriptions.  This amount will be earned over the subscription period and will not require settlement through specific cash payments.  The Company’s working capital deficit, net of the current portion of deferred revenues, is ($818,769).  If the Company requires additional funds for operations, it believes that its principal stockholders will provide additional funding, if it is unable to obtain financing independently.  However, there is no assurance that such additional funding from its principal stockholders will be available when needed.  The Company is also considering seeking additional financing through one or more debt or equity offerings.

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

The Company has employed various pay-for-performance web-based advertising methods in the past.  Although the Company is no longer actively pursuing this line of business, the Company has not discontinued it. Internet advertising generated revenue from performance-based advertising created in previous years.  No revenues or costs have been incurred in 2006 in connection with these advertisements.  Internet advertising revenues are recognized in the period in which users execute pre-defined actions related to that advertising.

Cash

Cash includes petty cash on hand, checking accounts at two local banks, a cash account with an online payment processor, and a money market account with a local bank.  Cash balances exceed federally insured limits from time to time.

Fair Value of Financial Instruments

The carrying amounts reported for cash, accounts receivable, accounts payable and the note payable to stockholder approximate fair value because of their immediate or short-term maturity.  The carrying amount reported for notes payable approximates fair value because of the market rate of interest.

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

Cash Reserves

The Company utilizes several credit card processors to process the majority of its subscription sales made over the Internet.  Several of these credit card processors have chosen to withhold cash reserves on the sales processed through them in the total amount of $170,080.  The Company has established an allowance account of $18,709.  The allowance is calculated based on our experience with previous processors.

Earnings Per Share

Basic net income or loss per share is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding in the period.  Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares.  Potentially dilutive common shares at March 31, 2006, and at March 31, 2005 consist of shares issuable to holders of outstanding stock options (Note 6).  Stock options were not included in either the 2006 or the 2005 computation of diluted earnings per share, because they were anti-dilutive due to the Company’s losses.

Stock-Based Compensation

Prior to January 1, 2006, the Company accounted for stock based compensation in accordance with SFAS 123 under the fair value based method that measures compensation cost at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period.  Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation.”  Under the modified prospective method of adoption selected by the Company under the provisions of SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” compensation costs recognized in 2006 and 2005 reflect the inclusion of stock-based compensation.  Effective January 1, 2006, the Company adopted SFAS 123(R), which amended SFAS 123, using the modified prospective method.  The adoption of SFAS 123(R) had no impact on the Company’s financial statements.

Valuation and Amortization Method.  The Company estimates the fair value of stock-based awards granted using the Black-Scholes option valuation model.  The Company amortizes the fair value of all awards on a straight-line basis over the requisite periods, generally the vesting periods.

Expected Life.  The expected life of awards granted is the vesting period.

Expected Volatility.  The Company’s stock is not publicly traded so there is a high level of volatility.

Risk-Free Interest Rate.  The Company bases the risk-free interest rate used in the Black-Scholes option valuation model on the market yield on U.S. Treasury securities at 10-year constant maturity, quoted on investment basis.

Expected Dividend Yield.  The Company has never paid a dividend on its common stock and does not anticipate paying any in the foreseeable future.  As a result, the Company uses an expected dividend yield of zero in the Black –Scholes option valuation model.

Expected Forfeitures.  The Company records stock-based compensation only for awards that have vested.

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

Recent Accounting Pronouncements

There have been no new pronouncements issued subsequent to March 31, 2006 that are expected to have a material impact on the Company’s financial statements.

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

Note 2. Notes Payable to Stockholder

The Company has borrowed funds from the Company’s Chief Executive Officer who is one of the principal stockholders, under a promissory note.  This note bears interest at 10%, is payable on demand, and requires monthly interest-only payments.  The outstanding balance as of March 31, 2006 is $23,161.

Note 3.  Income Taxes

The Company recorded an income tax (expense) of ($74,991) and ($14,440) for the three months ended March 31, 2006 and 2005, respectively.

The Company also recorded deferred tax assets and has established a valuation allowance for those assets as of March 31, 2006 and 2005, as follows:

	2006	2005

Deferred revenue	$316,405	$1,046,122
Amortization	30,343	59,681
Reserve for sales returns and allowances	16,276	60,875
Accrued vacation	76,827	66,730
Stock option compensation expense	36,097	34,893
Depreciation	8,995	18,719
Foreign tax credit carryforwards	85,000	75,166
Other	6,361	5,876
Net operating loss carryforwards	1,651,159	778,998

Total deferred tax assets	2,227,463	2,147,060
Less: valuation allowance	(2,062,020)	(1,768,753)
Net deferred taxes	$165,443	$378,307

Net deferred tax asset – current	$113,901	$196,956
Net deferred tax asset – non-current	51,542	181,351
Total net deferred tax assets	$165,443	$378,307

The difference between the statutory federal rate of 34 % and the income tax (expense) of ($74,991) and ($14,440) for the three months ended March 31, 2006 and 2005, respectively, recorded by the Company is summarized below:

	2006	2005
Statutory tax rate	(34)%	(34)%
Change in deferred tax asset valuation allowance	70%	36%
U.S. Income tax provision	36%	2%

The Company’s foreign tax credit carry-forwards of $35,000 and $50,000 will expire in the years 2007 and 2008, respectively.  The Company’s net operating loss carryforward of approximately $4,856,351 will expire in 2026.

Note 4.  Business Segment Information

Since all the Company’s operations are located in the United States of America, the Company’s geographic revenue information is based on the country in which the sales originate.  The following table shows the origin of revenue for the three months ended March 31, 2006 and 2005.

Three months ended March 31,	U.S.A.	Asia	All Other Foreign	Consolidated Total
2006	$2,710,390	$46,768	$634,477	$3,391,635
2005	$3,027,538	$37,007	$558,889	$3,623,434

No geographic segment data is shown for long-lived assets, since the Company’s operations reside entirely in the United States of America.

Note 5. Operating Leases

The Company leases office space under three operating lease agreements. The Olympic Lease consists of two leases for a total of 16,238 square feet with a common lease expiration date of August 31, 2008.  The third lease, Plaza 305, expires in March 2007 and has an average monthly payment of $2,648 with a scheduled increase in April 2006. The total rentable square footage at this location is 2,472.

Note 6.  Stock-Based Compensation

In March 2006, the Company issued an aggregate of 25,600 shares of its common stock to employees in the form of stock bonuses under its 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with this issuance is $4,608.  The Board of Directors determined the fair value of the stock issued in March 2006 to be $0.18 per share.

In March 2005, the Company issued an aggregate of 950 shares of its common stock to employees in the form of stock bonuses under its 2002 Equity Incentive Plan, all of which shares were registered under the Securities Act of 1933.  The total number of shares reserved under the 2002 Plan is 5,000,000.  Estimated compensation expense in connection with this issuance is $171.  The Board of Directors determined the fair value of the stock issued in March 2005 to be $0.18 per share.

In March 2006, the Company granted time-based options to employees to purchase an aggregate of 3,750 shares of the Company’s common stock at $0.18 per share under the 2002 Plan.  Options granted in March 2006 to employees were 10-year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant.  Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees are recorded at fair value utilizing the Black-Scholes valuation method, at the risk-free interest rate (10-year Treasury note rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized for the three months ended March 31, 2006 was $4,476 for options granted to employees and $918 for options granted to non-employees..

In March 2005, the Company granted time-based options to employees to purchase an aggregate of 27,500 shares of the Company’s common stock at $0.18 per share under the 2002 Plan.  Options granted in March 2005 to employees were 10-year incentive stock options to purchase shares of the Company’s common stock, which become exercisable at the rate of one-tenth of the amount granted on each of the first through tenth anniversaries of the date of grant.  Options granted to non-employees are recorded at fair value utilizing the Black-Scholes valuation method and are amortized over five years.  Options granted to employees are recorded at fair value utilizing the Black-

Scholes valuation method, at the risk-free interest rate (10-year Treasury note rate) in effect during the grant month, and are amortized over 10 years.  Total compensation expense recognized for the three months ended March 31, 2005 was $4,688 for options granted to employees.

Previously, the Company had issued options under its 1995 and 1999 stock option plans.  None of the options vested under the 1999 Plan are exercisable.  Options issued under the 1995 and 2002 Plans are exercisable to the extent they are vested.

The following tables summarize stock options outstanding and exercisable at March 31, 2006:

		Weighted
		Average
	Stock Options	Exercise Price

Outstanding at December 31, 2004	1,338,800	0.46
Granted	27,500	0.18
Cancelled or forfeited	(115,500)	0.16
Outstanding at March 31, 2005	1,250,800	0.48

Outstanding at December 31, 2005	1,225,800	0.49
Granted	3,750	0.18
Cancelled or forfeited	(40,500)	0.16
Outstanding at March 31, 2006	1,189,050	0.50

	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at March 31, 2006	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable at March 31, 2006	Weighted Average Exercise Price
0.12	542,500	7.09	0.12	172,000	0.12
0.18	314,250	9.58	0.18	14,200	0.18
0.22	233,000	7.68	0.22	58,600	0.22
0.70	25,000	0.00	0.70	25,000	0.70
5.31	61,800	5.00	5.31	—	5.31
6.25	12,500	4.00	6.25	—	6.25
	1,189,050			269,800

The fair value of each option granted is estimated at the date of grant using the Black-Scholes option-pricing model.  The assumptions used in calculating the fair value of the options granted were as follows:

	Grants in	Grants in	Grants in	Grants in	Grants in
	2006 under	2005 under	2004 under	2003 under	2002 under	1995 and 1999
	2002 Plan	2002 Plan	2002 Plan	2002 Plan	2002 Plan	Plans
Risk-free-interest rate	4.4% to 4.7%	4.1% to 4.5%	3.8% to 4.7%	4.0% to 4.5%	6.00%	6.00%

Stock price volatility factor	99%	99%	99%	99%	99%	99%
Expected life of the options	5 and 10*	5 and 10*	5 and 10*	5 and 10*	5 and 10*	5 and 10*
	years	years	years	years	years	years
Dividend yield	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%

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

Introductory Comment - Forward-Looking Statements

Statements contained in this quarterly report include “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements involve known and unknown risks, uncertainties and other factors which could cause our actual results, performance and achievements, whether expressed or implied by such forward-looking statements, not to occur or be realized.  Such forward-looking statements generally are based upon our best estimates of future results, performance or achievement, upon current conditions and upon the most recent results of operations.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “would,” “could,” “expect,” “believe,” “estimate,” “anticipate,” “continue,” or similar terms, variations of those terms or the negative of those terms.  Potential risks and uncertainties include, among other things, the matters described in the section entitled “Risk Factors” and elsewhere herein and in our other filings with the Securities and Exchange Commission.

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

Management Overview

We are a provider and licensor of proprietary and open-source software and related services that are distributed primarily through the Internet.  Our primary focus is developing a subscriber base for our eAcceleration® online subscription service as the leading means of distributing our internally-produced software.

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

In the first quarter of 2006, we continued to focus our efforts on increasing revenues from our eAcceleration services.  Pricing pressure has increased as more of our competitors migrate to the subscription model as well as bundling previously stand-alone products.  These changes in the marketplace make it imperative that we use our technical expertise and technological adaptability to provide a technologically comparable or superior product to our competitors.  We have and will continue to differentiate ourselves from the competition by providing free, live one-on-one customer service and technical support to our customers.  There can be no assurance that we will recognize sufficient revenues from this service to cover our increasing costs of advertising and payroll or to recover from previous losses, nor is there any assurance that we will not incur losses in the future.

During the first three months of 2006, our net losses decreased ($313,300), or (52%), from ($597,276) for the first three months of 2005 to ($283,976) for the first three months of 2006.  We believe that the losses over the relevant periods are principally attributable to the magnitude of expenses associated with growing our eAcceleration online subscription services as well as the manner in which we are required to report the associated revenues and expenses.  We are required by accounting standards to recognize revenues pro-rata over the term of the subscriptions sold, but recognize the associated expenses as incurred.  Even though the revenues are deferred, the associated cash receipts are recorded as received.  As of March 31, 2006 total deferred revenue was $5,334,129.

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

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Revenues

Our revenues decreased ($231,799), or (6%), from $3,623,434 during the 2005 first quarter to $3,391,635 during the 2006 first quarter, primarily due to an decrease in online subscription services revenue of ($230,277), or (6%), to $3,391,635 during the 2006 first quarter from $3,621,912 recognized during the 2005 first quarter.  In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists,” and SOP No. 97-2, “Software Revenue Recognition,” we recognized $1,370,364 of subscription revenue, excluding returns, and deferred $2,372,232 of subscription revenue on our eAcceleration service subscriptions for sales made during the 2006 first quarter.  We recognized $2,369,717 of subscription revenue in the first quarter of 2006 from sales of subscriptions for our eAcceleration service that had been deferred previously. We also accrued an estimate of returns and allowances for the current period sales of $336,167, which is netted against revenue for presentation.  The deferred revenue will be recognized in future periods, to the extent not refunded, after the right of refund expires, in accordance with the provisions of SFAS No. 48.

Cost of Revenues

Our cost of subscription revenue from sales of subscriptions for our eAcceleration service decreased ($324,606), or (14%), from $2,333,328 during the 2005 first quarter to $2,008,722 during the 2006 first quarter.  The decrease in costs correlates with the decreases in sales of subscriptions for our eAcceleration service as well as reductions in certain expenses.  Credit card fees were lower as a result of lower sales.  Outside services decreased as we significantly reduced the use of outside contractors for testing and development.  Payroll costs were reduced as certain functions were either eliminated or streamlined.

Selling, General and Administrative Expenses

Selling expenses during the 2006 first quarter decreased ($240,835), or (16%), from $1,506,794 during the 2005 first quarter to $1,265,959 during the 2006 first quarter.  Both advertising and payroll expenses decreased in 2006.  In 2005, we had just begun infomercial advertising and were determining the optimum spending pattern to maximize dollars spent to revenues earned.

General and administrative expenses during the first quarter of 2006 decreased ($16,900), or (5%), from $346,547 during the 2005 first quarter to $329,647 during the 2006 first quarter.  This decrease is due to a reduction in officer salaries in 2006.  The 2005 first quarter expense included a bonus to the Company’s CEO to reimburse him for certain tax liabilities incurred by him as a result of his ownership interest in the Company while the Company was an S-corporation.

Liquidity and Capital Resources

For the three months ended March 31, 2006, we had a net loss of ($283,976) which was an improvement of $310,300 over the previous year quarter.  We experienced a net loss of ($597,276) during the three months ended March 31, 2005. Net cash provided by operating activities increased by 216% from ($140,372) as of March 31, 2005 to $162,536 as of March 31, 2006. .As of March 31, 2006, we had cash of $547,688, an accumulated deficit of ($6,608,764), and a working capital deficit of ($5,817,714).  We believe that the size of the losses sustained in 2005 and 2006 are attributable not only to the magnitude of expenses associated with growing our eAcceleration service, but also to the method by which we are required to report the expenses.  Accounting principles generally accepted in the United States require that the expenses be recognized currently while the associated revenues be deferred over the term of the subscription.  We receive the cash, but must defer the associated revenue.  The deferred revenue is classified and shown on the Consolidated Balance Sheet as a current liability.  As a component of the net working capital calculation, it contributes to the deficit in working capital.  Deferred revenue decreased by ($344,606) from $5,678,234 during the 2005 first quarter to $5,334,129 during the 2006 first quarter.  The Company generated sufficient cash flows to fund its operations as well as to purchase new equipment.

We are considering seeking additional financing through one or more debt or equity offerings.  In the past we have also received additional funding from our principal stockholders to supplement funds received from third parties.  However, there is no assurance that such additional funding through debt or security offerings or from our stockholders will be available in the future.

Additional Events Affecting Liquidity

The Company has borrowed funds from the Company’s Chief Executive Officer who is one of the principal stockholders, under a promissory note.  This note bears interest at 10%, is payable on demand, and requires monthly interest-only payments.  The outstanding balance as of March 31, 2006 is $23,161.

The success of our eAcceleration service is highly dependent on our ability to sell the service to subscribers via the Internet.  Such sales are predominantly conducted by electronic payment methods, the most popular of which utilizes the customer’s credit card information and processes the sale electronically.  Our processors hold a combined total of $170,080 in cash reserves.  The agreements we signed with these processors provide that reserve funds are to be returned when the agreements with the processors are terminated.  However, the processors retain the right to withhold the reserves for a period of 12 to 18 months after contract termination to cover potential chargebacks.  We have established an allowance against the cash reserves in the amount of $18,709, in the event some of the reserves should prove uncollectible.  This estimate is based on our historical return experience.  We currently contract with several processors and alternate payment method providers to diversify our risk.  We expect that the extent of the reserves required and/or amounts of processing limits by our processors likely will have a direct effect on our financial position, results of operations and cash flow.

Stock Bonuses

In March 2006, we issued an aggregate of 25,600 shares of our common stock to employees in the form of stock bonuses granted under our 2002 Equity Incentive Plan (the “2002 Plan”), all of which shares were registered under the Securities Act.  The total number of shares available under the 2002 Plan is 5,000,000.  We recorded

$4,608 of estimated compensation expense in connection with these issuances.  The Board of Directors determined the fair value of our common stock to be $0.18 per share at the time of the issuance of these shares.

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

Risk Factors

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

A large percentage of our online revenues are derived from downloads of our products resulting from our advertising on the Internet.  We are dependent on a small number of sources of such advertising, and the loss of any significant source of this advertising would be expected to have a material adverse effect on our business.  For example, during the second quarter of 2004, Google, one of our largest suppliers of Internet advertising, suspended our advertising campaign, allegedly due to customer complaints.  We did experience a decrease in revenue, but were not able to quantify whether all or just a portion of that decrease was due to Google.  We continued discussions with Google and, in October 2004, were successful in signing a new agreement.

We may lose a significant portion of our revenues due to erroneous claims by some, including several spyware-removal companies, that our software is spyware.

Our software has been erroneously labeled by some third-party spyware-removal companies as spyware, which is a type of software that secretly forwards information about a computer user’s online activities to others without the user’s knowledge or consent.  These spyware-removal companies and their related products could remove our software from our customers’ computers, which could cause us to lose a material portion of our revenues and thus could have a material adverse effect on our financial position, results of operations and cash flows.  Although we are actively engaged and have been successful in challenging these false allegations and taking all actions we believe necessary to defend our reputation, we cannot provide any assurance we will be successful in doing so in the future.  Further, challenging these claims may result in litigation and its inherent risks and costs.

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

There can be no assurance that the steps we have taken to protect our intellectual property rights will be adequate to prevent third parties from infringing or misappropriating our patents, copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property rights.  The loss or impairment of our rights to the use of any such intellectual property could harm our ability to compete and have a material adverse effect on our business.  Additionally, no assurance can be given that the steps we have taken to protect our patents, copyrights, service marks, trademarks, trade dress, trade secrets and similar intellectual property have been sufficient for us to successfully defend against any future infringement claims that may arise, including patent infringement claims, by any third party.

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

We were unprofitable in 2005 and it is possible we may incur operating losses in the future.  We experienced a net loss of ($283,976) in the first quarter of 2006.  No assurance can be given that we will be profitable in the future.

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

Item 3.  Controls and Procedures.

We carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded, as of March 31, 2006, that: (i) our disclosure controls and procedures are designed to provide reasonable assurance that material Company information required to be included in our periodic filings with the Securities and Exchange Commission is recorded, processed, summarized, and reported within the specified time periods, and (ii) such disclosure controls and procedures are effective at providing such level of assurance.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  As of the date of this evaluation, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings.

Reference is hereby made to Item 3 of the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005, and to the references therein for a discussion of all material pending legal proceedings to which the Company or any of its subsidiaries is a party.

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

None

Item 3.    Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our security holders during the quarterly period ended March 31, 2006.

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

eAcceleration Corp.

Dated: May 15, 2006	By:	/s/ Clinton L. Ballard
Clinton L. Ballard
Chairman of the Board, President, and Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2006	By:	/s/ E. Edward Ahrens
E. Edward Ahrens
Chief Financial Officer and Secretary
(Principal Accounting Officer)